Form 10-Q
period 1996-03-31
TRIGEN ENERGY CORP
filed 1996-05-15
CIK 925655

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q
                                      (Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
          EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

                                          OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
          EXCHANGE ACT OF 1934

  For the transition period from                           to


                             Commission File No. 1-13264

                              TRIGEN ENERGY CORPORATION

                (Exact name of Registrant as specified in its charter)

           Delaware                                       13-3378939
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

  One Water Street
  White Plains, New York                                      10601
(Address of principal executive offices)                    (Zip Code)
                                    (914) 286-6600
                 (Registrant's telephone number, including area code)



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X          No

       There were 11,508,223 shares of the Registrant's Common Stock outstanding as of May 15, 1996.

                      TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                                  INDEX TO FORM 10-Q

                             Quarter Ended March 31, 1996





Part I - Financial Information:                                          Page

  Item 1. Financial Statements

  Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 1996 and 1995 (Unaudited)                2

  Condensed Consolidated Balance Sheets as of March 31, 1996
     (Unaudited)and December 31, 1995                                      3

  Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 1996 and 1995 (Unaudited)                      4

  Notes to Condensed Consolidated Financial Statements (Unaudited)         5

  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   5-8

Part II - Other Information:

  Item 6. Exhibits and Reports on Form 8-K                                 9

Signature                                                                  10


TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 1996 and 1995
Unaudited
(All amounts in thousands, except per share data)




                                                         1996          1995
Revenues
  Energy revenues                                      $82,359       $ 63,623
  Fees earned and other operating revenues               3,860          1,553
                                                       -------       --------
     Total revenues                                     86,219         65,176
Operating expenses
  Fuel and consumables                                  47,808         32,504
  Production and operating costs                        13,161         12,100
  Depreciation                                           4,193          4,043
  General and administrative                             8,914          6,527
                                                        -------       -------
     Total operating expenses                           74,076         55,174

Operating income                                        12,143         10,002

Other income (expense):
  Interest expense                                     (4,669)        (4,989)

  Other income, net                                        419            537
                                                       -------         ------

Income before minority interests and  income tax
  expense                                                7,893          5,550
Minority interests in earnings of consolidated entities  (801)           (37)
                                                        ------         ------
Income before income tax expense                         7,092          5,513

Income tax expense                                       2,911          2,255
                                                       -------         ------

Net income                                             $ 4,181         $3,258
                                                       =======         ======

Net income per share                                   $   .36         $  .29
                                                       =======         ======

Average shares outstanding                              11,470         11,373
                                                       =======         ======

Dividends per share                                    $  .035       $  .035
                                                       =======        =======


      See accompanying notes to condensed consolidated financial statements.

                    TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                   (All amounts in thousands, except share data)

                                                     March 31,    December 31,
                                                          1996            1995
                                                      (Unaudited)


Assets
Current assets:
  Cash and cash equivalents                            $  14,091      $   9,984
  Accounts receivable:
     Trade (less allowance for doubtful
     accounts of $783 in 1996 and $697
     in 1995)                                             36,809         36,275
     Other                                                 3,254          1,922
  Inventories                                              5,743          6,239
  Prepaid costs and other current assets                   4,639          6,890
                                                         -------        -------
     Total current assets                                 64,536         61,310
Non-current cash and cash equivalents                     10,016         10,191
Property, plant and equipment, net                       343,436        341,188
Investment in non-consolidated partnerships                8,701          6,548
Intangible assets, net                                    15,464         15,088
Deferred costs and other assets, net                      19,669         20,581
                                                         -------        -------
     Total assets                                      $ 461,822      $ 454,906
                                                         =======       ========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                     $   3,929      $  5,924
  Accrued fuel                                            16,085        16,806
  Accrued expenses and other current liabilities          22,923        16,718
  Short-term debt                                          4,100        14,165
  Current portion of long-term debt                       14,070         7,415
                                                         -------        ------
     Total current liabilities                            61,107        61,028
Long-term debt                                           222,111       223,371
Other liabilities                                          9,236           9,229
Deferred income tax liabilities                           28,054          25,222
                                                         -------         -------
     Total liabilities                                   320,508         318,850

Minority interests in consolidated entities               16,940          17,226

Stockholders' equity:
  Preferred stock-$.01 par value (authorized
    and unissued 15,000,000 shares)                        ----           ----
  Common stock-$.01 par value (authorized
    60,000,000 shares; issued 11,518,815 shares
    in 1996, 11,416,418 shares in 1995)                     115             114
  Additional paid-in capital                            102,683         100,788
  Retained earnings                                      21,848          18,070
  Treasury stock, at cost (13,556 shares in
    1996, 7,268 shares in 1995)                            (272)           (142)
     Total stockholders' equity                         124,374         118,830
                                                       --------         --------
     Total liabilities and stockholders' equity        $461,822        $454,906
                                                       ========         ========

     See accompanying notes to condensed consolidated financial statements.

                      TRIGEN ENERGY CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1996 and 1995
                                Unaudited
                         (All amounts in thousands)


                                                       1996             1995
Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities              $16,695         $12,422
                                                       --------       --------
Cash flows from investing activities:
  Sale of marketable securities                           ----           7,786
  Capital expenditures                                  (6,385)         (2,781)
  Investment in non-consolidated partnerships, net      (2,153)           (737)
                                                       -------          -------
    Net cash (used in) provided by investing activities (8,538)          4,268
                                                       -------        -------

Cash flows from financing activities:
  Short-term debt, net                                 (10,065)         (7,600)
  Proceeds of long-term borrowings                       7,000            ----
  Payments of long-term borrowings                      (1,605)           (615)
  Dividends                                               (403)           (399)
  Issuance of common stock                                 859             ----
  Repurchase of common stock                              (130)            ----
  Sale of interest rate caps                             1,003             ----
  Distribution to minority interests                      (884)            ----
                                                         ------         ------
    Net cash (used in) financing activities             (4,225)        (8,614)
                                                        -------        -------

Net increase in cash and cash equivalents                3,932          8,076
Cash and cash equivalents at beginning of period        20,175         19,837
                                                        ------         ------
Cash and cash equivalents at end of period             $24,107        $27,913
                                                       =======        =======

Cash and cash equivalents at end of period:
Current cash and cash equivalents                      $14,091        $17,083
Non-current cash and cash equivalents                   10,016         10,830
                                                       -------        -------
Cash and cash equivalents at end of period             $24,107        $27,913
                                                       =======        =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
          Interest (net of amounts capitalized)         $4,325         $4,378
                                                        ======         ======
          Income taxes                                  $1,054         $2,273
                                                        ======         ======
  Non-cash investing activity:
          Acquisition of subsidiary                     $1,037         $ ----
                                                        ======         ======
  Non-cash financing activity:
          Issuance of common stock for acquisition of
          subsidiary                                    $1,037         $ ----
                                                        ======         ======

     See accompanying notes to condensed consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
1.   Basis of Presentation

  Trigen Energy Corporation (the "Company") develops, owns and operates community energy systems and cogeneration facilities at 13 locations in the United States and Canada. The Company believes that it is the leading commercial owner and operator of community energy systems in North America.
A community energy system consists of a central production plant that distributes steam, hot water and/or chilled water to customer buildings through underground distribution pipelines. Steam, hot water and/or chilled water are sold by the Company to over 1,500 customers, including colleges and universities, office buildings, hotels, civic and cultural landmarks, housing complexes, industrial plants and hospitals. Cogenerated electricity produced by the Company is used by the Company in eight of its systems and is sold to one steam customer and to local utilities in three communities.

  The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1996, and the results of operations and the cash flows for the three months ended March 31, 1996 and 1995. The results of operations and cash flows for the three month period ended March 31, 1996 are not indicative of those to be expected for the year ending December 31, 1996.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company's operations are primarily the production and distribution of steam, hot water, electricity and chilled water. Approximately 60% of total revenue is derived from long-term contracts. The Company's heating and cooling revenues and consequently its operating profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

  For the quarter ended March 31, 1996, the Company reported net income of $4.2 million or $0.36 per share compared to $3.3 million or $0.29 per share for the comparable 1995 period.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Revenues
  Revenues were $86.2 million for the three months ended March 31, 1996, an increase of $21.0 million, from $65.2 million in the corresponding period in 1995, due principally to two acquisitions consummated in September 1995, which contributed approximately half of the increase, a colder winter in 1996 compared to 1995 and the increased price of fuel.

Operating Expenses

  The Company's cost of sales includes fuel and consumables, production and operating costs and depreciation expense and is affected primarily by its costs for fuel, chemicals, water and other commodities. Because the Company's rates typically enable it to pass through fuel and most commodity prices, changes in such prices have little impact on operating income. The Company's cost of sales and its operating income are also affected by its efficiency in converting fuel to steam, hot water, electricity and chilled water and its ability to minimize costs through automation and enhanced process control efforts. Cost of sales as a percentage of revenues increased from 74.6% of revenues in 1995 to 75.6% of revenues in 1996.

  Fuel and consumable costs were $47.8 million, or 55.4% of revenues in 1996, compared to $32.5 million, or 49.9 % of revenues in 1995, an increase of $15.3 million. This increase is due to the impact of the two acquisitions, the increased price of fuel and the use of less efficient backup production equipment to meet demand during the periods of extreme cold.

  Production and operating costs are those costs of operating the Company's facilities other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs and plant operating costs.
The increase resulting from the two acquisitions was offset by cost savings and labor productivity improvements. Production and operating costs increased to $13.2 million in 1996 from $12.1 million in 1995, and as a percentage of revenues decreased to 15.3% in 1996 compared to 18.6% in 1995.

  Depreciation expense was $4.2 million in 1996 compared to $4.0 million in 1995, an increase of $0.2 million due predominately to the two acquisitions.

  General and administrative expenses represent on-site management and other overhead costs incurred for existing operations, as well as the Company's marketing and corporate management costs, and development expenses. General and administrative costs increased to $8.9 million, or 10.3% of revenues in 1996 from $6.5 million or 10.0% of revenues, in 1995. This is primarily due to additional staff and development and marketing costs and the impact of the two acquisitions.

Operating Income

  Operating income was $12.1 million, or 14.1% of revenues, in 1996 compared to $10.0 million, or 15.3% of revenues, in 1995. Increased general and administrative expenses offset by cost savings, primarily from efficiency and labor productivity, higher revenues, and the impact of the two acquisitions, resulted in improved operating income of $2.1 million.

Interest Expense; Other Income

  Interest expense decreased to $4.7 million in 1996 from $5.0 million in 1995, primarily due to lower average interest rates on indebtedness.

Income Tax Expense

  The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate of 41.0% is consistent with the rate in 1995.

Liquidity and Capital Resources

Liquidity

  The Company had cash and cash equivalents of $24.1 million at March 31, 1996 and $20.2 million at December 31, 1995, an increase of $3.9 million. The Company had short-term indebtedness outstanding of $4.1 million at March 31, 1996 compared to $14.2 million at December 31, 1995, a reduction of $10.1 million. These changes were primarily due to the use of cash on hand at December 31, 1995 and cash generated from operations during the quarter.

  Certain of the Company's debt agreements restrict payments by its subsidiaries, which are the primary obligors, to the Company unless the payments are for specified purposes or the subsidiary meets certain financial
covenants.   Restricted cash and cash equivalents of $16.0 million at March 31,
1996 included $6.4 million for debt service and reserve funds, $2.6 million for operations and maintenance reserves, $3.7 million available for subsidiary operating purposes and $3.3 million for certain construction projects. Restricted funds may be invested only in certain securities. At March 31, 1996, the Company had unused lines of credit available consisting of $10.1 million under a United Thermal Corporation ("UTC") revolving credit facility and $39.5 million under a corporate revolving credit facility.

  On February 20, 1996, the Company declared a dividend of $.035 per share of common stock to holders of record as of March 29, 1995, payable April 15, 1996.

Cash Flow

  During the three months ended March 31, 1996, cash provided by operating activities was $16.7 million compared to $12.4 million for the comparable period in 1995. Net cash used in investing activities was $8.5 million for the three months ended March 31, 1996 primarily due to capital expenditures of $6.4 million and the initial equity investment of $2.0 million in the Grays Ferry Cogeneration Facility. Net cash used in financing activities was $4.2 million in 1996 principally reflecting debt repayments.

Debt

  At March 31, 1996, the Company's long-term debt (including the current portion) was $236.2 million or 61.9% of total capital, at a weighted average annual interest rate of approximately 7.07% (based on 3 month LIBOR of 5.47% per year) and an average remaining maturity of 6.9 years.

  Certain of the Company's debt is variable rate or rate capped. Based upon the debt balances at March 31, 1996, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $300,000 per year when three month LIBOR is under 6.25% ranging to approximately $100,000 per year when three month LIBOR is over 7.25%.

Future Capital Expenditures

  The Company's planned capital expenditures for upgrades, expansions, environmental matters and other improvements are material. The Company believes that cash provided by operations net of debt service, cash balances at March 31, 1996 and available credit facilities will be sufficient to finance its capital program and several new development projects.

  On January 18, 1996 the Company acquired Ewing Power Systems, Inc. for $1.0 million of common stock.

  On March 11, 1996, a wholly-owned subsidiary of the Company became a one-third partner in the Grays Ferry Cogeneration Facility. Under the terms of the Partnership Agreement, in addition to its initial equity investment, the Company is required to contribute $10 million when construction is completed, which is expected in the last quarter of 1997.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed as part of this report:

          10.1 - Acquisition Agreement dated March 1, 1996 among Adwin (Schuylkill) Cogeneration, Inc., O'Brien (Schuylkill)
                 Cogeneration, Inc., and Trigen-Schuylkill Cogeneration,
                 Inc.

          10.2 - Amended and Restated Partnership Agreement of
                 Grays Ferry Cogeneration Project dated March 1, 1996 among Adwin Schuylkill) Cogeneration, Inc., O'Brien
                (Schuylkill) Cogeneration, Inc., and Trigen-Schuylkill
                 Cogeneration, Inc.

          11   -  Computation of Earnings Per Share

          (b) No reports on Form 8-K were filed for the three months ended March 31, 1996.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIGEN ENERGY CORPORATION



                              /s/  Thomas R. Casten
                              Thomas R. Casten
                              President and Chief Executive Officer



                              /s/  David H. Kelly

                                   David H. Kelly
                                   Chief Financial Officer


                              /s/  Daniel J. Samela
                                   Daniel J. Samela
                                   Controller



Date:     May 15,1996

/TEXT