Form 10-Q
period 1996-06-30
TRIGEN ENERGY CORP
filed 1996-08-14
CIK 925655

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q
                            (Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

                           Yes   X          No

There were 11,507,680 shares of the Registrant's Common Stock outstanding as of August 12, 1996.

             TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                          INDEX TO FORM 10-Q

                      Quarter Ended June 30, 1996





Part I - Financial Information:                                     Page

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations for the Three and
Six Months Ended June 30, 1996 and 1995 (Unaudited)                   2

Condensed Consolidated Balance Sheets as of June 30, 1996 (Unaudited)
and December 31, 1995                                                 3

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended June 30, 1996 and 1995 (Unaudited)                              4

Notes to Condensed Consolidated Financial Statements (Unaudited)      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   5-8

Part II - Other Information:

Item 4.  Submission of Matters to a Vote of Security Holders          9

Item 6.  Exhibits and Reports on Form 8-K                             9

         Signature                                                    10


                 TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended June 30, 1996 and 1995
                                 Unaudited
         (All amounts in thousands, except share and per share data)

                  Three Months Ended June 30, Six Months Ended June 30,
                        1996         1995           1996       1995

Revenues
  Energy revenues        $46,674       $34,251    $129,033     $97,874
  Fees earned and other    2,011         1,524       5,871       3,077
                         -------       -------     -------     -------
     Total revenues       48,685        35,775     134,904    $100,951

Operating expenses
  Fuel and consumables    20,412        11,544      68,220      44,048
  Production and
   operating costs         8,715         8,490      21,876      20,590
  Depreciation             3,157         2,606       7,350       6,649
  General and
   administrative          7,079         5,160      15,993      11,687
                         -------       -------     -------     -------
     Total operating
      expenses            39,363        27,800     113,439      82,974

Operating income           9,322         7,975      21,465      17,977

Other income (expense):
  Interest expense        (4,796)       (4,913)     (9,465)     (9,902)
  Other income, net          416           477         835       1,014
                         -------       -------     -------     -------

Income before minority
 interests and income
 tax expense               4,942         3,539      12,835       9,089

Minority interests in
 earnings of
 consolidated entities      (700)            1      (1,501)        (36)
                         -------       -------     -------     -------
Income before income
 tax expense               4,242         3,540      11,334       9,053

Income tax expense         1,744         1,400       4,655       3,655
                         -------       -------     -------     -------

Net income               $ 2,498       $ 2,140     $ 6,679     $ 5,398
                         =======       =======     =======     =======

Net income per share        $.22          $.19        $.58        $.47
                           =====          ====        ====        ====

Average shares
  outstanding         11,506,844    11,386,362  11,488,251  11,379,581

Dividends per share        $.035         $.035        $.07        $.07
                           =====         =====        ====        ====


See accompanying notes to condensed consolidated financial statements.


               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
            (All amounts in thousands, except share data)


                                                 June 30,   December 31,
                                                   1996         1995
                                               (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                    $  6,635     $  9,984
   Accounts receivable:
     Trade (less allowance for doubtful
      accounts of $859 in 1996 and $697 in 1995)  22,142       36,275
     Other                                         3,303        1,922
   Inventories                                     6,481        6,239
   Prepaid costs and other                         7,454        6,890
                                                 -------      -------
     Total current assets                         46,015       61,310
Non-current cash and cash equivalents             10,813       10,191
Property, plant and equipment, net               345,966      341,188
Investment in non-consolidated partnerships        8,623        6,548
Intangible assets, net                            15,260       15,088
Deferred costs and other assets, net              18,934       20,581
                                                 -------      -------
     Total assets                               $445,611     $454,906
                                                ========     ========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                             $  4,980     $  5,924
   Accrued fuel                                   10,291       16,806
   Accrued expenses and other                     18,836       16,718
   Short-term debt                                  ---        14,165
   Current portion of long-term debt              12,645        7,415
                                                --------     --------
     Total current liabilities                    46,752       61,028
Long-term debt                                   218,740      223,371
Other liabilities                                  8,831        9,229
Deferred income tax liabilities                   28,114       25,222
                                                --------     --------
     Total liabilities                           302,437      318,850

Minority interests in consolidated entities       17,021       17,226

Stockholders' equity:
   Preferred stock-$.01 par value
    (authorized and unissued 15,000,000 shares)    ----         ----
   Common stock-$.01 par value (authorized
   60,000,000 shares; issued 11,533,219
   shares in 1996, 11,416,418 shares in 1995)        115          114
   Additional paid-in capital                    102,684      100,788
   Retained earnings                              23,941       18,070
   Treasury stock, at cost (28,996 shares in
   1996, 7,268 shares in 1995)                      (587)        (142)
                                                --------     --------

     Total stockholders' equity                  126,153      118,830
                                                --------     --------
     Total liabilities and stockholders' equity $445,611     $454,906
                                                ========     ========

See accompanying notes to condensed consolidated financial statements.


                   TRIGEN ENERGY CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended June 30, 1996 and 1995
                           Unaudited
                  (All amounts in thousands)

                                                     1996      1995

Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities          $ 25,911  $ 15,170
                                                   --------  --------
Cash flows from investing activities:
   Sale of marketable securities                       ----    16,361
   Capital expenditures                             (12,073)   (7,536)
   Investment in non-consolidated partnerships,net   (2,075)   (1,022)
                                                    -------   -------
      Net cash (used in) provided by investing
      activities                                    (14,148)    7,803
                                                    -------   -------
Cash flows from financing activities:
   Short-term debt, net                             (14,165)  (14,600)
   Proceeds of long-term borrowings                   8,000      ----
   Payments of long-term borrowings                  (7,401)   (1,810)
   Dividends                                           (808)     (797)
   Issuance of common stock                             860       262
   Repurchase of common stock                          (445)     ----
   Sale of interest rate caps                         1,003      ----
   Distribution to minority interests                (1,534)     ----
                                                    -------   -------
      Net cash used in financing activities         (14,490)  (16,945)

Net (decrease) increase in cash and cash equivalents (2,727)    6,028
Cash and cash equivalents at January 1               20,175    19,837
                                                    -------   -------
Cash and cash equivalents at June 30                $17,448   $25,865
                                                    =======   =======
Cash and cash equivalents at June 30:
Current cash and cash equivalents                   $ 6,635   $16,158
Non-current cash and cash equivalents                10,813     9,707
                                                    -------   -------
Cash and cash equivalents at June 30                $17,448   $25,865
                                                    =======   =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amounts capitalized)         $ 9,577   $ 9,123
                                                    =======   =======
      Income taxes                                  $ 1,472   $ 3,284
                                                    =======   =======
   Non-cash investing activity:
      Acquisition of subsidiary                     $ 1,037   $  ----
                                                    =======   =======
   Non-cash financing activity:
      Issuance of common stock for
      acquisition of subsidiary                     $ 1,037   $ ----
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

    The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three and six month periods ended June 30, 1996 and cash flows for the six month period ended June 30, 1996 are not indicative of those to be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     Subsequent Event

     On July 29, 1996, the Company was granted an additional condemnation award of $6.8 million related to one of its facilities in Boston, Massachusetts.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company's operations are primarily the production and distribution of steam, hot water, electricity and chilled water.
Approximately 60% of total revenue is derived from long-term contracts. The Company's heating and cooling revenues and consequently its operating profits are subject to seasonal fluctuation due to heating demand in the winter and cooling demand in the summer.

     For the quarter ended June 30, 1996, the Company reported net income of $2.5 million or $0.22 per share compared to $2.1 million or $0.19 per share for the comparable 1995 period. For the six months ended June 30, 1996, the Company reported net income of $6.7 million or $0.58 per share compared to $5.4 million or $0.47 per share for the comparable 1995 period.

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30,
1995

Revenues

     Revenues were $48.7 million for the three months ended June 30, 1996, an increase of $12.9 million, from $35.8 million in the corresponding quarter in 1995, due principally to two acquisitions consummated in September 1995, which contributed approximately 68% ($8.8 million) of the increase, and the increased price of fuel.

Operating Expenses

     The Company's cost of sales includes fuel and consumables, production and operating costs and depreciation expense and is affected primarily by its costs for fuel, chemicals, water and other commodities. Because the Company's rates typically enable it to pass changes in its fuel and most commodity costs to the customer, such changes have little impact on operating income. The Company's cost of sales and its operating income are affected by its efficiency in converting fuel to steam, hot water, electricity and chilled water and its ability to minimize costs through automation and enhanced process control. Cost of sales as a percentage of revenues increased from 63.3% of revenues in the second quarter of 1995 to 66.3% of revenues in the second quarter of 1996, principally resulting from the increased cost of fuel.

     Fuel and consumable costs were $20.4 million, or 41.9% of revenues in the second quarter of 1996, compared to $11.5 million, or 32.3% of revenues in the same period of 1995, an increase of $8.9 million. This increase is due to the impact of the two acquisitions ($4.6 million) and the increased price of fuel.

     Production and operating costs are those costs of operating the Company's facilities other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs and plant operating costs. The increase resulting from the two acquisitions of $1.8 million was offset by cost savings, labor productivity improvements and an arbitration award. Production and operating costs increased to $8.7 million in the 1996 period from $8.5 million in the 1995 period, and as a percentage of revenues decreased to 17.9% in the 1996 period compared to 23.7% in the 1995 period.

     Depreciation expense was $3.2 million in the second quarter of 1996 compared to $2.6 million in the second quarter of 1995, an increase of $0.6 million due predominately to the two acquisitions ($0.3 million).

     General and administrative expenses represent on-site management and other overhead costs incurred for existing operations, as well as the Company's marketing, development and corporate management costs. General and administrative costs increased to $7.1 million, or 14.5% of revenues in the 1996 period from $5.2 million, or 14.4% of revenues in the 1995 period. This is primarily due to additional development staff and related costs and the impact of the two acquisitions ($0.5 million).

Operating Income

     Operating income was $9.3 million, or 19.1% of revenues, in the second quarter of 1996 compared to $8.0 million, or 22.3% of revenues, in the same 1995 period. Increased general and administrative expenses were partially offset by cost savings, primarily from efficiency and labor productivity, higher revenues, and the impact of the two acquisitions ($1.5 million).

Interest Expense; Other Income

    Interest expense decreased to $4.8 million in the second quarter of 1996 from $4.9 million in the same 1995 period, primarily due to lower average interest rates on indebtedness.

Income Tax Expense

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate of 41.1% is consistent with the rate in the second quarter of 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

Revenues

     Revenues were $134.9 million for the six months ended June 30, 1996, an increase of $33.9 million, from $101.0 million in the corresponding period in 1995, due principally to two acquisitions consummated in September 1995, which contributed approximately 54% ($18.4 million) of the increase, a colder winter in 1996 compared to 1995 and the increased price of fuel.

Operating Expenses

     Cost of sales as a percentage of revenues increased from 70.6% of revenues in 1995 to 72.2% of revenues in 1996.

     Fuel and consumable costs were $68.2 million, or 50.6% of revenues, in 1996, compared to $44.0 million, or 43.6% of revenues, in 1995, an increase of $24.2 million. This increase is due to the impact of the two acquisitions ($9.9 million) and the increased price of fuel.

     Production and operating costs increased to $21.9 million in 1996 from $20.6 million in 1995, and as a percentage of revenues decreased to 16.2% in 1996 compared to 20.4% in 1995. The increase of $3.6 million resulting from the two acquisitions was offset by cost savings, labor productivity improvements and an arbitration award.

     Depreciation expense was $7.4 million in 1996 compared to $6.6 million in 1995, an increase of $0.8 million due predominately to the two acquisitions ($0.5 million).

     General and administrative costs increased to $16.0 million, or 11.9% of revenues, in 1996, from $11.7 million, or 11.6% of revenues, in 1995. This is primarily due to additional staff and development costs and the impact of the two acquisitions ($1.1 million).

Operating Income

     Operating income was $21.5 million, or 15.9% of revenues, in 1996 compared to $18.0 million, or 17.8% of revenues, in 1995. Increased general and administrative expenses offset by cost savings, primarily from efficiency and labor productivity, higher revenues, and the impact of the two acquisitions ($3.3 million), resulted in improved operating income of $3.5 million.

Interest Expense; Other Income

     Interest expense decreased to $9.5 million in 1996 from $9.9 million in 1995, primarily due to lower average interest rates on indebtedness.

Income Tax Expense

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate of 41.1% is consistent with the rate in 1995.

Liquidity and Capital Resources

Liquidity

     The Company had cash and cash equivalents of $17.4 million at June 30, 1996 and $20.2 million at December 31, 1995, a decrease of $2.8 million. The Company had no short-term indebtedness outstanding at June 30, 1996 compared to $14.2 million at December 31, 1995, a reduction of $14.2 million. These changes were primarily due to the use of cash on hand at December 31, 1995 and cash generated from operations during the year.

     Certain of the Company's debt agreements restrict payments by its subsidiaries, which are the primary obligors, to the Company unless the payments are for specified purposes or the subsidiary meets certain
financial covenants.   Restricted cash and cash equivalents of $14.0
million at June 30, 1996 included $5.9 million for debt service and reserve funds, $2.8 million for operations and maintenance reserves, $2.0 million available for subsidiary operating purposes and $3.3 million for certain construction projects. Restricted funds may be invested only in certain securities. At June 30, 1996, the Company had unused lines of credit available consisting of $14.2 million under a United Thermal Corporation ("UTC") revolving credit facility and $42.5 million under a corporate revolving credit facility.

     On May 10, 1996, the Company declared a dividend of $.035 per share of common stock to holders of record as of June 28, 1996, payable July 15, 1996.

Cash Flow

     During the six months ended June 30, 1996, cash provided by operating activities was $25.9 million compared to $15.2 million for the comparable period in 1995. Net cash used in investing activities was $14.1 million for the six months ended June 30, 1996 primarily due to capital expenditures of $12.1 million and the initial equity investment of $2.0 million in the Grays Ferry Cogeneration Facility. Net cash used in financing activities was $14.5 million in 1996 principally reflecting debt repayments.

Debt

     At June 30, 1996, the Company's long-term debt (including the current portion) was $231.4 million or 61.8% of total capital, at a weighted average annual interest rate of approximately 7.11% (based on 6 month LIBOR of 5.59% per year) and an average remaining maturity of 6.7 years.

     Certain of the Company's debt is variable rate or rate capped. Based upon the debt balances at June 30, 1996, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $300,000 per year when three month LIBOR is under 6.25% ranging to approximately $100,000 per year when three month LIBOR is over 7.25%.

Future Capital Expenditures

     The Company's planned capital expenditures for upgrades, expansions, environmental matters and other improvements are material. The Company believes that cash provided by operations, net of debt service, cash balances at June 30, 1996 and available credit facilities will be sufficient to finance its capital program and several new development projects.

     On March 11, 1996, a wholly-owned subsidiary of the Company became a one-third partner in the Grays Ferry Cogeneration Facility. Under the terms of the Partnership Agreement, in addition to its initial equity investment, the Company is required to contribute $10 million when construction is completed, which is expected in the last quarter of 1997.

Part II - Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

     The annual meeting of security holders was held in Boston on May 10, 1996. The security holders voted, as recommended by management, for the election to the Board of Directors of Messrs. George F. Keane, Thomas R. Casten and Patrick Desnos (11,121,605 votes for and 25,319 votes withheld) and for ratification of the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants (11,146,636 votes for and 288 abstained).

Item 6.    Exhibits and Reports on Form 8-K

           (a)  The following exhibits are filed as part of this report:

                11 - Computation of Earnings Per Share

                27 - Financial Data Schedule

           (b) No reports on Form 8-K were filed for the three months ended June 30, 1996.


SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRIGEN ENERGY CORPORATION





                                      /s/   David H. Kelly

                                            David H. Kelly
                                            Chief Financial Officer


                                     /s/    Daniel J. Samela

                                            Daniel J. Samela
                                            Controller
Date:   August 14, 1996