Form 10-Q
period 1996-09-30
TRIGEN ENERGY CORP
filed 1996-11-15
CIK 925655

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q
                              (Mark One)

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

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

     There were 11,958,714 shares of the Registrant's Common Stock outstanding as of November 14, 1996.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

               Quarter Ended September 30, 1996





Part I - Financial Information:
                                                                   Page

  Item 1. Financial Statements

  Condensed Consolidated Statements of Operations
  for the Three and Nine Months Ended September 30,
  1996 and 1995 (Unaudited)                                          2

  Condensed Consolidated Balance Sheets as of September 30,
  1996 (Unaudited) and December 31, 1995                             3

  Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended September 30, 1996 and 1995 (Unaudited)          4

  Notes to Condensed Consolidated Financial Statements (Unaudited)   5

  Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         5-9

Part II - Other Information:

  Item 6.Exhibits and Reports on Form 8-K                            9

Signature                                                           10


                        TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three and Nine Months Ended September 30, 1996 and 1995
                                            Unaudited
                     (All amounts in thousands, except share and per share data)


                      Three Months Ended      Nine Months Ended
                           September 30,              September
                     1996          1995       1996         1995


Revenues
  Energy revenues     $39,174     $29,801     $168,207     $127,675
  Fees earned and
  other                 2,472       1,197        8,343        4,274
                      _______     _______      _______      _______
    Total revenues     41,646      30,998      176,550      131,949


Operating expenses
  Fuel and
  consumables          15,045       9,064       83,265      53,112
  Production and
  operating costs       9,882       6,985       31,758      27,575
  Depreciation         (3,483)      2,478        3,867       9,127
  General and
  administrative        7,440       4,964       23,433      16,651
                      _______     _______      _______     _______
   Total operating
   expenses            28,884      23,491      142,323     106,465

Operating income       12,762       7,507       34,227      25,484

Other income (expense):
   Interest expense    (4,715)     (4,847)     (14,180)    (14,749)
   Other income, net      377         206        1,212       1,220
                      _______      _______     _______     _______

Income before minority
   interests, income
   tax expense and
   extraordinary loss        8,424       2,866       21,259     11,955
Minority interests in
   earnings of consolidated
   entities                   (588)       (165)      (2,089)      (201)
                           _______      _______     _______    _______

Income before income tax
  expense and extraordinary
  loss                       7,836       2,701       19,170     11,754

Income tax expense           3,079       1,107        7,734      4,762
                           _______      _______     _______    _______
Income before
extraordinary loss           4,757       1,594       11,436      6,992

Extraordinary loss on
extinguishment of long-term
debt, net of income taxes    1,943         ---        1,943       ---
                           _______      _______     _______    _______

Net income                  $2,814      $1,594       $9,493     $6,992
                           =======      =======     =======    =======

Net income per share:
Income before extraordinary
loss                         $ .41       $ .14        $1.00      $ .61
                             -----       -----        -----      -----
Extraordinary loss            (.17)        --          (.17)       --
                             _____       _____        _____      _____
Net income per share          $.24        $.14         $.83       $.61
                             =====       =====        =====      =====

Average shares
outstanding             11,509,768  11,393,280   11,495,475 11,384,600
                        ==========  ==========   ========== ==========
Dividends per share          $.035       $.035        $.105      $.105
                             =====       =====        =====      =====


          See accompanying notes to condensed consolidated financial statements.

                      TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                     (All amounts in thousands, except share data)

                                 September 30,           December 31,
                                     1996                   1995
                                               (Unaudited)


Assets
Current assets:
   Cash and cash equivalents          $  13,602        $   9,984
   Accounts receivable:
      Trade (less allowance for
        doubtful accounts of $993
        in 1996 and $697 in 1995)        18,641           36,275
      Other                               9,440            1,922
   Inventories                            6,603            6,239
   Prepaid costs and other                8,539            6,890
                                         ______           _______
      Total current assets               56,825           61,310
Non-current cash and cash equivalents    13,042           10,191
Property, plant and equipment, net      363,128          341,188
Investment in non-consolidated
  partnerships                            8,706            6,548
Intangible assets, net                   15,037           15,088
Deferred costs and other assets, net     20,180           20,581
                                       ________         ________
      Total assets                     $476,918         $454,906
                                       ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                      $4,589         $  5,924
   Accrued fuel                           9,387           16,806
   Accrued expenses and other            16,617           16,718
   Short-term debt                       11,500           14,165
   Current portion of long-term debt     11,624            7,415
                                        _______          _______
      Total current liabilities          53,717           61,028
Long-term debt                          231,659          223,371
Other liabilities                         9,128            9,229
Deferred income tax liabilities          27,309           25,222
                                        _______          _______
      Total liabilities                 321,813          318,850

Minority interests in consolidated
 entities                                17,009           17,226

Stockholders' equity:
   Preferred stock-$.01 par value
    (authorized and unissued
    15,000,000 shares)                     ----             ----
   Common stock-$.01 par value
    (authorized 60,000,000 shares;
    issued 11,996,573 shares in 1996,
    11,416,418 shares in 1995)              120              114
   Additional paid-in capital           112,343          100,788
   Retained earnings                     26,338           18,070
   Treasury stock, at cost (34,696
    shares in 1996, 7,268 shares
    in 1995)                               (705)            (142)
                                       ________         ________
      Total stockholders' equity        138,096          118,830
      Total liabilities and            --------         --------
       stockholders' equity            $476,918         $454,906
                                       ========         ========

       See accompanying notes to condensed consolidated financial statements.



                             TRIGEN ENERGY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended September 30, 1996 and 1995
                                     Unaudited
                           (All amounts in thousands)


                                                         1996          1995


Increase (decrease) in cash and cash equivalents:

Net cash provided by operating activities             $ 23,103          $  13,905
                                                      _________         _________


Cash flows from investing activities:
   Sale of marketable securities                          ----             16,361
   Acquisition of energy facilities                       ----            (18,549)
   Capital expenditures                                (32,161)           (11,578)
   Investment in non-consolidated partnerships, net     (1,911)            (1,520)
                                                      ________           ________
   Net cash used in investing activities               (34,072)           (15,286)
                                                      ________           ________
Cash flows from financing activities:
   Short-term debt, net                                 (2,665)            (1,000)
   Proceeds of long-term borrowings                     36,307             12,000
   Payments of long-term borrowings                    (19,559)            (3,429)
   Dividends                                            (1,225)            (1,195)
   Issuance of common stock                              6,274                467
   Repurchase of common stock                             (563)             ----
   Sale of interest rate caps                            1,003              ----
   Distribution to minority interests                   (2,134)             ----
   Deferred financing costs                               ----               (230)
                                                      ________           ________
      Net cash provided by financing activities         17,438              6,613
                                                      ________           ________

Net increase in cash and cash equivalents                6,469              5,232
Cash and cash equivalents at January 1                  20,175             19,837
                                                      ________           ________
Cash and cash equivalents at September 30             $ 26,644           $ 25,069
                                                      ========           ========

Cash and cash equivalents at September 30:
Current cash and cash equivalents                     $ 13,602           $ 13,855
Non-current cash and cash equivalents                   13,042             11,214
                                                      ________           ________
Cash and cash equivalents at September 30             $ 26,644           $ 25,069
                                                      ========           ========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amounts capitalized)           $ 12,734           $ 12,235
                                                      ========           ========
      Income taxes                                    $  2,635           $  3,298
                                                      ========           ========
   Non-cash investing activity:
      Acquisition of subsidiary                       $  1,037           $  ----
                                                      ========           ========
   Non-cash financing activity:
      Issuance of common stock for acquisition
         of subsidiary                                $  1,037           $  ----
                                                      ========          ========

      Issuance of common stock for extinguishment
         of long-term debt                            $  4,250          $  ----
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

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three and nine month periods ended September 30,1996 and 1995 and the cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine month periods ended September
30, 1996 and cash flows for the nine month period ended September 30, 1996 are not indicative of those to be expected or the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Condemnation Award

     On July 29, 1996, the Company was granted an additional condemnation award of $6.8 million ($6.4 million, net of expenses) related to one of its facilities in Boston, Massachusetts, which was received on October 17, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

Overview

     The Company's operations are primarily the production and distribution of steam, hot water, electricity and chilled water. Approximately 60% of total revenue is derived from long-term contracts. The Company's heating and cooling revenues and consequently its operating profits are subject to seasonal fluctuation due to heating demand in the winter and cooling demand in the summer.

     For the quarter ended September 30, 1996, the Company reported net income of $2.8 million or $0.24 per share compared to $1.6 million or $0.14 per share for the comparable 1995 period. For the nine months ended September 30, 1996, the Company reported net income of $9.5 million or $0.83 per share compared to $7.0 million or $0.61 per share for the comparable 1995 period.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Revenues

     Revenues were $41.6 million for the three months ended September 30, 1996, an increase of $10.6 million, from $31.0 million in the corresponding quarter in 1995, due principally to two acquisitions consummated in September 1995, which contributed approximately 74% ($7.8 million) of the increase, and the increased price of fuel.

Operating Expenses

     The Company's cost of sales includes fuel and consumables, production and operating costs and depreciation expense and is affected primarily by its costs for fuel, chemicals, water and other commodities. Because the Company's rates typically enable it to pass changes in its fuel and most commodity costs to the customer, such changes have little impact on operating income. The Company's cost of sales and its operating income are affected by its efficiency in converting fuel to steam, hot water, electricity and chilled water and its ability to minimize costs through automation and enhanced process control. Cost of sales as a percentage of revenues decreased from 59.8% of revenues in the third quarter of 1995 to 51.5% of revenues in the third quarter of 1996, principally due to the reduction in depreciation expense related to the gain from the condemnation award granted to the Company, offset by the increased cost of fuel.

     Fuel and consumables' costs were $15.0 million, or 36.1% of revenues, in the third quarter of 1996, compared to $9.1 million, or 29.2% of revenues, in the same period of 1995, an increase of $5.9 million. This increase is due to the impact of the two acquisitions ($4.1 million) and the increased price of fuel.

     Production and operating costs are those costs of operating the Company's facilities other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs and plant operating costs. Production and operating costs increased to $9.9 million in the 1996 period from $7.0 million in the 1995 period, and as a percentage of revenues increased to 23.7% in the 1996 period compared to 22.5% in the 1995 period. $1.9 million of this increase is the result of the two acquisitions.

     Depreciation expense was negative $3.5 million in the third quarter of 1996 compared to $2.5 million in the third quarter of 1995, a decrease of $6.0 million, due a to a net gain of $6.4 million from a condemnation award granted to the Company for one of its Boston, Massachusetts facilities, offset by the impact of the two acquisitions ($0.2 million).

     General and administrative expenses represent on-site management and other overhead costs incurred for existing operations, as well as the Company's marketing, development and corporate management costs. General and administrative costs increased to $7.4 million, or 17.9% of revenues, in the 1996 period from $5.0 million, or 16.0% of revenues, in the 1995 period.
This is primarily due to additional development staff and related costs, legal costs and the impact of the two acquisitions ($0.5 million).

Operating Income

     Operating income was $12.8 million, or 30.6% of revenues, in the third quarter of 1996 compared to $7.5 million, or 24.2% of revenues, in the same 1995 period. This is primarily the result of lower depreciation due to the condemnation award ($6.4 million), the impact of the two acquisitions ($1.0 million), offset by increased general and administrative expenses.

Interest Expense; Other Income

     Interest expense decreased to $4.7 million in the third quarter of 1996 from $4.8 million in the same 1995 period, primarily due to lower average interest rates.

Income Tax Expense

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate of 41.9% (after the income tax benefit from the extraordinary loss) is consistent with the rate in the third quarter of 1995.

Extraordinary Loss

     The Company prepaid $7.0 million of subordinated debt in the third quarter of 1996, which resulted in an extraordinary loss of $1.9 million, net of income taxes of $1.1 million.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

Revenues

     Revenues were $176.6 million for the nine months ended September 30, 1996, an increase of $44.7 million, from $131.9 million in the corresponding period in 1995, due principally to two acquisitions consummated in September 1995, which contributed approximately 58.6% ($26.2 million) of the increase, a colder winter in 1996 compared to 1995 and the increased price of fuel.

Operating Expenses

     Cost of sales as a percentage of revenues decreased from 68.1% of revenues in 1995 to 67.3% of revenues in 1996 due to the reduction in depreciation expense related to the gain from the condemnation award granted to the Company, offset by the increased cost of fuel.

     Fuel and consumables' costs were $83.3 million, or 47.2% of revenues, in 1996, compared to $53.1 million, or 40.3% of revenues, in 1995, an increase of $30.2 million. This increase is due to the impact of the two acquisitions ($13.7 million), and the increased price of fuel.

     Production and operating costs increased to $31.8 million in 1996 from $27.6 million in 1995, and as a percentage of revenues decreased to 18.0% in 1996 compared to 20.9% in 1995. The increase of $5.3 million resulting from the two acquisitions was offset by cost savings, labor productivity improvements and an arbitration award.

     Depreciation expense was $3.9 million in 1996 compared to $9.1 million in 1995, a decrease of $5.2 million, due to a net gain of $6.4 million from a condemnation award granted to the Company for one of its Boston, Massachusetts facilities, offset by the two acquisitions ($0.7 million).

     General and administrative costs increased to $23.4 million, or 13.3% of revenues, in 1996, from $16.7 million, or 12.6 % of revenues, in 1995. This is primarily due to additional staff and development costs, legal costs and the impact of the two acquisitions ($1.6 million).

Operating Income

     Operating income was $34.2 million, or 19.4% of revenues, in 1996 compared to $25.5 million, or 19.3% of revenues, in 1995. Increased general and administrative expenses offset by cost savings, primarily from efficiency and labor productivity, higher revenues, lower depreciation expense due to the condemnation award ($6.4 million), and the impact of the two acquisitions
($4.9 million), resulted in improved operating income of $8.7 million.

Interest Expense; Other Income

     Interest expense decreased to $14.2 million in 1996 from $14.7 million in 1995, primarily due to lower average interest rates.

Income Tax Expense

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate of 41.3% (after the income tax benefit from the extraordinayr loss) is consistent with the rate in 1995.

Extraordinary Loss

     The Company prepaid $7.0 million of subordinated debt in the third quarter of 1996, which resulted in an extraordinary loss of $1.9 million, net of income taxes of $1.1 million.

Liquidity and Capital Resources

Liquidity

     The Company had cash and cash equivalents of $26.6 million at September 30, 1996 and $20.2 million at December 31, 1995, an increase of $6.4 million. The Company had short-term indebtedness outstanding of $11.5 million at September 30, 1996 compared to $14.2 million at December 31, 1995, a reduction of $2.7 million. These changes were primarily due to the use of cash on hand at December 31, 1995 and cash generated from operations during the year.

     Certain of the Company's debt agreements restrict payments by its subsidiaries, which are the primary obligors, to the Company unless the payments are for specified purposes or the subsidiary meets certain financial
covenants.   Restricted cash and cash equivalents of $16.1 million at
September 30, 1996 included $8.2 million for debt service and reserve funds, $3.2 million for operations and maintenance reserves, $1.4 million available for subsidiary operating purposes and $3.3 million for certain construction projects. Restricted funds may be invested only in certain securities. At September 30, 1996, the Company had unused lines of credit available consisting of $9.7 million under a United Thermal Corporation ("UTC") revolving credit facility and $26.5 million under a corporate revolving credit facility.

     On August 23, 1996, the Company declared a dividend of $.035 per share of common stock to holders of record as of September 30, 1996, payable October 15, 1996.

Cash Flow

     During the nine months ended September 30, 1996, cash provided by operating activities was $23.1 million, compared to $13.9 million for the comparable period in 1995. Net cash used in investing activities was $34.1 million for the nine months ended September 30, 1996 primarily due to capital expenditures of $32.2 million and the initial equity investment of $2.0 million in the Grays Ferry Cogeneration Facility. Net cash provided by financing activities was $17.4 million in 1996 principally reflecting debt proceeds of $36.3 million and the issuance of common stock of $6.3 million, offset by debt repayments of $22.2 million.

Debt

     At September 30, 1996, the Company's long-term debt (including the current portion) was $243.3 million or 59.4% of total capital, at a weighted average annual interest rate of approximately 6.72% (based on three month LIBOR of 5.63% per year) and an average remaining maturity of 6.6 years.

     On September 30, 1996, the Company prepaid $7.0 million of subordinated debt. The prepayment was accomplished through the payment of cash and the issuance of 200,000 shares of the Company's stock to the lender. In repaying this debt, costs of $3.0 million ($1.9 million net of an income tax benefit), were incurred by the Company and were accounted for as an extraordinary loss. The Company also issued 240,000 shares of stock to its parent, Elyo, S.A.

     Certain of the Company's debt is variable rate or rate capped. Based upon the debt balances at September 30, 1996, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately
$300,000 per year when three month LIBOR is under 6.25% ranging to approximately $100,000 per year when three month LIBOR is over 7.25%.

Future Capital Expenditures

     The Company's planned capital expenditures for upgrades, expansions, environmental matters and other improvements are material. The Company believes that cash provided by operations, net of debt service, cash balances at September 30, 1996 and available credit facilities will be sufficient to finance its capital program and several new development projects.

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

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

          (a)  The following exhibits are filed as part of this report:

               11 - Computation of Earnings Per Share

               27 - Financial Data Schedule

          (b) No reports on Form 8-K were filed for the three months ended September 30, 1996.

SIGNATURES

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



Date:     November 14, 1996