Form 10-K
period 1996-12-31
TRIGEN ENERGY CORP
filed 1997-03-28
CIK 925655

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X]
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-13264
                            ------------------------

                           TRIGEN ENERGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                  13-3378939
          (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)
                ONE WATER STREET
             WHITE PLAINS, NEW YORK                              10601
     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (914) 286-6600
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
   Common Stock, Par Value $.01 Per Share                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $97,558,955.63 based upon the closing sale price quoted by the New York Stock Exchange on March 24, 1997. There were 12,038,057 shares of the Registrant's Common Stock outstanding on March 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information called for in Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed in connection with its 1997 annual meeting of shareholders.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Trigen Energy Corporation (together with its subsidiaries, the "Company" or "Trigen"), a thermal sciences company, develops, owns and operates commercial district energy and cogeneration systems. Trigen uses its expertise in thermodynamic engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity at more efficient conversion rates than conventional processes. Trigen combines heat and power generation, producing electricity as a by-product, for use in its facilities and for sale to customers. The Company serves more than 1,500 customers with energy produced at 23 plants in 13 locations, including industrial plants, electric utilities, commercial and office buildings, government buildings, colleges and universities, hospitals, residential complexes and hotels.

     A district energy system consists of a central production plant that distributes steam, hot water or chilled water, or steam and chilled water, to customer facilities through underground distribution pipes. Cogeneration is the conversion of a single fuel source into two useful energy products, such as steam and electricity, with a greater efficiency than is possible by producing the two products separately. At six of its cogeneration facilities, the Company has expanded cogeneration to "trigeneration", which is the generation of steam or hot water, electricity and chilled water. Chilled water production by Trigen's patented trigeneration machines has saved up to 71% of the fuel used in conventional stand-alone chilled water production. In addition, Trigen incorporates in its systems innovative applications for standardized, modular equipment to improve productivity.

     The Company's revenues have increased from approximately $1 million in 1987 (its first full year of operation) to $243.6 million in 1996 through acquisition and internal growth. In December 1993 the Company acquired United Thermal Corporation ("UTC"), which operated steam-only district energy systems in four communities. This acquisition (the "UTC Acquisition") more than doubled the Company's 1993 revenues on a pro forma basis. During 1995, the Company acquired a waste-to-energy district energy system serving the Province of Prince Edward Island in Canada and (through a limited partnership in which it has a 51% managing partner interest) the energy systems of Coors' Brewing Company ("CBC") and Coors Energy Company in Golden, Colorado. Gas transportation services are also provided to CBC and certain related companies pursuant to the acquisition agreements. In January 1996, the Company acquired the privately-held Ewing Power Systems, a leading systems integrator of steam turbine cogenerator systems. In March 1996, the Company's subsidiary, Trigen-Schuylkill Energy Corporation, acquired a one-third interest in Grays Ferry Cogeneration Partnership, a Pennsylvania single purpose partnership that will construct and operate a 150 megawatt ("MW") gas- or oil-fired combined cycle cogeneration facility, which Trigen-Schuylkill will operate as managing partner. Also in March 1996, the Company entered into a joint venture with the privately held Gentor Industrias, S.A. de C.V. of Monterrey, Mexico to complete the installation and utilization of 36 MW of new cogeneration capacity and develop additional cogeneration opportunities in Mexico. At the same time, the Company entered into a strategic alliance agreement with a U.S. subsidiary of Gentor to deploy factory built and tested standard cogeneration units in the United States and worldwide. In July 1996 the Company introduced its first factory built and tested standard cogeneration unit at its London, Ontario facility. In November, 1996, the Company entered into a joint venture with Hydro-Quebec to provide a complete package of energy commodity and energy production services throughout New England and upstate New York. In December 1996, the Company entered into a joint venture with Cinergy Corp. to build, own and operate cogeneration and trigeneration facilities throughout the United States, Canada, the United Kingdom and Ireland, subject to certain exclusions resulting from pre-existing agreements.

BUSINESS STRATEGY

     Significant opportunities for the Company's continued growth include: expanding existing systems to serve additional customers or the expanded needs of existing customers, acquiring systems or assuming management of additional systems, adding new services to its systems and developing new systems to provide district energy or independent power wherever its expertise provides a competitive advantage.

     Key elements of the Company's growth and profitability have included the following:

     - Economies of Scale. The Company's growth is attributable in large part to the inherent economies of scale of district energy systems (when compared to individual customer production of heating and cooling). These advantages include the utilization of large efficient machinery, labor savings, the ability to serve diverse peak requirements of various customers, and specialization in energy production and distribution. In many locations, these advantages outweigh the limitations of district energy systems, which often involve significant capital expenditures in the initial stages of construction or expansion and generally require a high density of customer buildings.

     - Stable Customer Base. The Company's long-term contracts (i.e., contracts with terms of five years or more) would provide pro forma consolidated revenues of over $142 million per year for the five-year period 1996 through 2000 and approximately $2.4 billion cumulatively for the period 1996 through 2024 (assuming, among other things, no inflation and no changes in consumption or prices from 1995 levels). Since customers with short-term contracts do not operate boiler rooms and chillers, and in most cases do not even have such equipment, customer attrition has been low.

     - Technical Innovation and Plant Optimization. The Company has developed computerized, automated control systems, typically installed in large-scale generating facilities, which place real-time production cost information in the hands of its plant operators. In addition, patents have been granted for certain of its trigeneration and chilling technologies and the Company has developed innovative applications of standard modular equipment.

     - Natural Barriers to Entry. Once a system is in place, the Company benefits from natural barriers to entry by anyone trying to create a competing system and is able to add customers within reach of its installed systems at a relatively low additional cost (although not all potential customers can be added on a cost-effective basis).

     - Expansion to Industrial Plants. While the Company continues to grow its business of district heating and cooling, there appear to be growing opportunities to provide combined heat and power at industrial sites. Monopoly regulation currently impedes progress in this area, but ongoing deregulation of the electric industry is reducing this barrier.

     - Rate Structures. Because the Company's rate structures typically enable it to pass through to its customers fuel and most other commodity prices, changes in such prices (which constitute more than 50% of the Company's costs) have little impact on operating income. However, the Company is not a monopoly provider and its rates must remain cost competitive.

     - Reduced Environmental Impact. The Company produces substantially less pollutants than would result from conventional generation of the same heat, electricity, and cooling. This is due to the fuel efficiency of cogeneration and trigeneration, employment of refrigerants other than CFCs wherever possible, thermal, chemical, and catalytic destruction of exhaust contaminants, and extensive automation with continuous emission monitoring, among other means.

     - Entrepreneurial Management. The Company's senior management has extensive experience in the development and operation of district energy systems and cogeneration technologies, and has a track record of technical and financial innovation. Senior management as a group hold approximately 14% percent of the Company's common stock.

OVERVIEW OF THE COMPANY'S PRODUCTS AND SERVICES

     The Company's plants have the capacity to produce 4,204 MW of energy, of which approximately 85.1% is steam or hot water, 8.4% is electricity and 6.5% is chilled water. These products are distributed to customers through 137.1 miles (220.7 kilometers) of pipeline, a substantial portion of which was in place in the systems when such systems were acquired by the Company. Separate pipelines are used for steam, hot water and chilled water.

     The following table summarizes the Company's systems by location:

                             1996 REVENUES
                              (DOLLARS IN
                               MILLIONS)
                           ------------------                              CAPACITY
                                       % OF      ------------------------------------------------------------
                                      TOTAL        STEAM AND HOT      ELECTRICITY   CHILLED WATER    MILES OF
        LOCATION           AMOUNT    REVENUES          WATER          -----------   --------------   PIPELINE
-------------------------  ------    --------    ------------------                                  --------
                                                 (MWT)    (MLBS/HR)      (MWE)      (MWT)   (TONS)
Baltimore................  $ 27.6      11.3%      437        1,358          --        --        --      16.6
Boston...................    38.4      15.8%      511        1,585           1        --        --      22.0
Chicago(1)(2)............      .6        .3%      114          355           3        58    16,500       2.0
Golden, Colorado.........    30.2      12.4%      380        1,180          40        --        --        --
Kansas City..............     9.0       3.7%      403        1,250           6        --        --       9.5
London, Ontario..........     1.9        .8%       55          170           4         5     1,500       5.5
Nassau County............    36.3      14.9%      267          830          57        53    15,200       4.1
Oklahoma City............     4.7       1.9%      102          316           1        51    14,600       4.0
Philadelphia(5)..........    57.1      23.4%      889        2,760         225        --        --      33.0
Prince Edward Island.....     5.4       2.2%       33          101           2        --        --       4.3
St. Louis................     8.3       3.4%      184          570          --        --        --      22.0
Trenton(3)...............    15.7       6.5%      108          335          12        37    10,390       9.5
Tulsa(4).................     7.4       3.0%       94          291           1        71    20,150       4.6
Ewing Power Systems......     1.0        .4%       --           --          --        --        --        --
                           ------       ----     -----      ------         ---       ---    ------     -----
Total....................  $243.6       100%     3,577      11,101         352       275    78,340     137.1
                           ======       ====     =====      ======         ===       ===    ======     =====

---------------
(1) Includes 8.5 million gallon chilled water storage tank.

(2) The Company accounts for its investment in the Chicago joint venture with Peoples Energy Corporation under the equity method of accounting.

(3) Includes 2.6 million gallon chilled water storage tank.

(4) Includes cold storage warehouse.

(5) 170 MWe under construction in the Grays Ferry Cogeneration Project.

     Where electricity is produced with diesel or gas turbines, exhaust heat is recovered for production of additional electricity, steam or hot water and/or chilled water. In trigeneration plants, chilled water is produced using a compressor which is powered by the diesel or gas turbine used to produce electricity, steam or hot water. Because demand for steam and hot water has daily and yearly cycles, the Company cannot always use all the waste heat generated by its plants to produce steam and hot water for immediate use. Trigeneration plants and innovative use of standard modular equipment enable the Company to recover and use waste heat to produce electricity or chilled water for a longer period of time each day, during both summer and winter.

     By generating two or three energy products from a single fuel source, cogeneration and trigeneration yield more useful energy output. For example, the average electricity plant in the United States delivered an estimated 33% of its fuel as useful energy in 1996, releasing the remaining 67% into the environment. The Company estimates that in the same year its systems converted approximately 50% to 92% of their fuel to useful energy.

     In each system, the Company's policy is to have sufficient heating capacity so that it can generate peak loads even without its largest production unit in service, and to have the ability to use two or more different types of fuel in its systems. This policy, which requires the Company to increase steam generating capacity from time to time, has enabled it to achieve high levels of reliability of service. During the extreme cold weather of January 1994 and during the heat wave of the summer of 1995, when numerous electric utilities on the east coast of the United States suffered or instituted rolling blackouts, the Company's customers received uninterrupted service.

     Steam and Hot Water. The Company produces steam and/or hot water at all of its systems. Some of this is used internally to drive chillers; most is sold to customers for space heating and hot water, for cooling

(by powering on-site steam-driven chillers or absorption chillers), and for humidification, sterilization and various industrial process uses.

     Electricity. The Company produces electricity at ten of its plants. All of the electricity produced is either sold to the local utility company or used by the Company internally in the production of steam and hot water or to drive mechanical chillers. Five of these electricity generating plants, located in Colorado, Nassau County, Philadelphia, Trenton and Kansas City are qualified for exemption from regulation ("Qualifying Facilities") under the Public Utility Regulatory Policies Act of 1978 ("PURPA").

     Chilled Water. At six of its facilities, the Company produces chilled water, which is provided to customers to cool commercial building space and for process chilling. Chilled water is produced by converting the energy in hot water, steam, mechanical energy or electricity into chilled water through the use of absorption chillers and mechanical chillers. An absorption chiller uses heat (steam or hot water) to concentrate lithium bromide, which when mixed with water absorbs heat and thus chills the water. A mechanical chiller, driven by a steam turbine, electric motor, diesel engine or gas turbine, uses a compressor to compress refrigerant gases. When such gases are expanded chilled water is produced.

     The Company adds chilling capacity to its systems in two ways: it acquires chillers for operation in its central production facilities and it operates chillers leased from customers (sometimes powering them with steam produced at the Company's central plant). The use of leased equipment permits the Company to establish cooling systems and to add new customers with reduced capital investments. In most cases, the chilled water is distributed through the Company's energy system. At present, the Company owns all of the chillers used in London, Ont., Tulsa and Oklahoma City and leases all of the chillers used in Nassau County. In Trenton and Chicago, the Company uses a combination of leased and owned equipment. Some customers also maintain on-site chillers to serve solely as backup for their own buildings. In these cases, the Company may contract to operate such equipment for the customer and contract for the right to use such capacity to back up the Company's chilled water production. The Company has signed a contract with the City of Kansas City, Missouri, and a letter of intent with Jackson County, Missouri, and the U.S. General Services Administration to provide chilled water to eleven buildings in downtown Kansas City beginning in 1998.

     Energy Services. The Company also provides energy services to its customers, consisting of operating supervision, management and maintenance of facilities as well as advice and assistance regarding initial design, construction and start-up, with respect to energy use as well as energy audits. Energy services is a significant line of business for the Company's parent company, ELYO ("ELYO" and collectively with its other subsidiaries the "ELYO Group"), which makes its expertise available to the Company as required.

FUEL AND RAW MATERIALS

     The Company is a significant purchaser of gas and oil and of chillers, boilers, generators and other equipment used for heating, cooling and electric generation. The Company formed a fuel management subsidiary in 1994 to coordinate purchases of fuel to achieve savings and favorable contract terms. Most of the Company's gas and oil requirements, as well as most of its other supplies, are purchased from local suppliers. The Company believes that it has adequate sources of fuel, supplies and equipment.

COMPETITION

  Provision of Heating, Electricity and Cooling at Existing Systems

     The provision of heating, electricity and cooling services is highly competitive, although there are currently very few competing operators of multiple-user district energy systems. The Company's principal competition is from potential customers that own and operate their own boiler and chilled water plants, who are often encouraged to install and retain their own plants by the suppliers of raw energy (such as local oil, natural gas and electricity companies) and by equipment suppliers that sell products and services to users that self-generate thermal energy. In some cases utilities offer cash incentives to install equipment that will use their electricity or gas. In two of its locations, local utilities are competing directly with the Company through unregulated subsidiaries offering steam and/or cooling.

     The Company believes that competition in each of these areas is primarily based on customers' perceptions of cost savings and reliability of service. The Company competes to attract and retain customers, and also competes for contracts and other awards to develop new facilities and systems. A significant additional factor is the high capital cost involved in constructing a district energy system. While this factor provides a competitive advantage once the Company is operating a completed system, high capital costs typically require the Company to have a significant number of customers, preferably under long-term contract, prior to undertaking construction of a new cooling or heating system.

  New Projects

     The Company competes directly with a large number of well-capitalized independent power developers for new electric generation projects. Competition is based on technical skills, financing ability and market reputation, among other factors.

     In the past, the Company has not generally competed for single user cogeneration power development projects, but focused on multi-customer district energy systems. Most of the Company's cogeneration facilities are in the center of cities and relatively smaller and more expensive to build (per unit of electric generation) than plants built to produce the minimum heat recovery required to be certified as a Qualifying Facility. The Company selectively pursues generation opportunities where electricity is a by-product of efficient heat and cooling production, providing electricity directly to industrial or commercial customers or selling it to electric utilities.

     Internationally, the Company intends to seek selected opportunities in nations where electricity demand is high and special conditions make fuel expensive, or where a customer's location or business favor a power project with high efficiency, reliability and waste heat recovery.

     In 1996, the Company entered into joint ventures with certain electric utilities to be able to offer a complete package of energy commodity and energy production services, to reach more customers, and to be in a position to participate in the anticipated deregulated electricity market .

TECHNOLOGY

     The Company's research and development efforts have focused on efficient conversion of fuel to energy and on improved generating, monitoring, automation and storage technologies. These efforts have resulted in the trigeneration machine, innovations in chilled water storage and control systems, innovative applications of standard modular equipment, and various incremental operational improvements. Expenditures for customer-sponsored or Company-sponsored research and development are not separately reflected in the Company's financial statements and the Company believes that if such expenditures were so allocated, the amounts would not be material. The Company has been granted patents for the trigeneration machine, its freeze suppression chemical for stratified cold water storage and a fuel blending system for emissions control. None of these patents are believed to be material.

ENVIRONMENTAL

     The Company's operations are subject to extensive federal, state, provincial and local environmental laws and regulations that govern, among other matters, emissions into the air, the discharge of effluents, the use of water, fuel tank management and the storage, handling and disposal of toxic waste material. A continuing objective of the Company is to achieve compliance with these laws and regulations. The Company has invested substantial funds to modify facilities to comply with applicable environmental laws and plans additional capital expenditures for these purposes in the future. Approximately $3.1 million was spent in 1996 in connection with environmental compliance, most of which is included in capital expenditures. The Company expects to spend approximately $4.0 million in the aggregate for similar capital programs in 1997 through 1999. Additional amounts to be spent for environmental control facilities in future years will depend on new laws and regulations and other changes in environmental concerns and legal requirements.

EMPLOYEES

     As of December 31, 1996 the Company had approximately 651 employees, 581 of whom were in the operating subsidiaries and 70 at the corporate headquarters. The Company has collective bargaining agreements with the International Union of Operating Engineers (Local 877 in Boston, Local 30 in Nassau County, and Local 68, 68A and 68B in Trenton) and Local 100 of the Canadian Union of Operating Engineers in London, Ontario. These agreements cover 46, 25, 22 and 7 employees, respectively, and expire in May 1997, April 1999, February 1997 and August 1998, respectively. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The following table shows the material properties owned or leased by Trigen's operating subsidiaries:

               LOCATION                         FACILITY DESCRIPTION             OWNED/LEASED
---------------------------------------    ------------------------------    ---------------------
Baltimore (Spring Gardens)                             Steam                         Owned
Baltimore (Saratoga)                                   Steam                         Owned
Baltimore (Central Avenue)                             Steam                         Owned
Boston (Kneeland)                                      Steam                         Owned
Boston (Scotia)                                        Steam                         Owned
Chicago (McCormick Place)(1)                       Trigeneration               25-year leasehold
Colorado (Golden)(2)                                Cogeneration                     Owned
Kansas City                                         Cogeneration                     Owned
London, Ontario                                    Trigeneration                     Owned
Nassau County (Uniondale)                          Trigeneration                     Owned
Nassau County (Central Utility Plant)         Steam and Chilled Water          25-year leasehold
Nassau County (Medical Center Plant)          Steam and Chilled Water          25-year leasehold
Oklahoma City                                      Trigeneration                     Owned
Philadelphia (Schuylkill)                           Cogeneration               50-year leasehold
Philadelphia (Edison)                                  Steam                         Owned
Philadelphia (Willow Street)(3)                        Steam                         Owned
Philadelphia (Petro Site)                  Oil Terminal and Storage Site             Owned
Prince Edward Island (Charlottetown)                Cogeneration                     Owned
South Deerfield, Massachusetts (Ewing)      Turbine Cogeneration Systems     Lease month to month
St. Louis (Ashley Street)(4)                           Steam                         Owned
St. Louis (Cass Street)(4)                    Possible Future Facility               Owned
Trenton                                            Trigeneration               99-year leasehold
Tulsa                                              Trigeneration                     Owned
Turners Falls, Massachusetts (Ewing)             Under Construction                  Owned

---------------
(1) This facility is leased by a joint venture with Peoples Energy Corporation.

(2) This facility is owned by a joint venture with Nations Energy Corporation, a wholly-owned subsidiary of Tucson Electric Power Company.

(3) This facility is inactive.

(4) The steam distribution system associated with this facility is leased from the Solid Waste Management and Development Corporation, a Missouri not-for-profit corporation organized in the City of St. Louis.

     See Footnote 11 to the consolidated financial statements of the Company regarding assets pledged as security under the Company's financing agreements.

     The Company leases approximately 16,986 square feet in White Plains, New York which houses its executive offices, financial, engineering, marketing, legal and data processing staffs. The term of the lease extends through March 31, 2000 and the annual rent due thereunder is approximately $333,481. The Company believes that these facilities are adequate to meet its needs for the foreseeable future, and that suitable replacement space is readily available.

ITEM 3.  LEGAL PROCEEDINGS

  Oklahoma Litigation

     In August 1996, the Company's subsidiary, Trigen-Oklahoma City Energy Corporation, commenced an antitrust action in Federal District Court in Oklahoma City seeking injunctions and $21 million in damages from the local utility, Oklahoma Gas and Electric Company ("OG&E"). The action was commenced following many years of questionable anti-competitive actions against Trigen-Oklahoma City Energy Corporation by OG&E, culminating in criminal indictments being brought against two OG&E officials for allegedly bribing Oklahoma elected officials to breach Trigen-Oklahoma City Energy Corporation contracts. OG&E has counterclaimed for $5 million in damages, claiming that OG&E has been slandered by the commencement of the action. Pretrial discovery is currently being conducted. This case is not expected to come to trial before the end of 1997. Legal expenses through December 31, 1996 were approximately $200,000.

  Other Litigation

     The Company is subject from time to time to various other claims that arise in the normal course of business, and the Company believes that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on the business results of operation or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol TGN. The Company's initial public offering of Common Stock occurred on August 12, 1994 at $15.75 per share. As of March 24, 1997 there were approximately 1,858 shareholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated:

                                                                             HIGH     LOW
                                                                             ----     ---
    1996
    First Quarter..........................................................   21 3/4  18  1/2
    Second Quarter.........................................................   22 1/4  18  1/8
    Third Quarter..........................................................   22 1/2  18
    Fourth Quarter.........................................................   32 1/4  21  5/8

    1995
    First Quarter..........................................................   22 1/2  19  1/2
    Second Quarter.........................................................   20      16  1/4
    Third Quarter..........................................................   22 3/8  17  3/8
    Fourth Quarter.........................................................   21 5/8  16  3/4

     During 1996 and 1995, the Company declared dividends of $0.14 per share of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this Annual Report:

                                                       YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------
                                       1996         1995         1994       1993(1)         1992
                                     --------     --------     --------     --------      --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues.....................  $243,634     $198,710     $185,627     $ 90,578      $ 70,552
Operating income...................    43,138       37,038       29,718       17,100        12,767
Interest expense...................    18,840       19,890       16,657        9,448         8,135
Income before extraordinary loss...    14,051       10,564        8,561        4,325         3,248
Extraordinary loss on
  extinguishment of long-term debt,
  net of tax.......................     1,943           --           --        4,500            --
Net income (loss)..................    12,108       10,564        8,561         (175)        3,248
Per common share:
  Cash dividends...................       .14          .14          .07           --            --
  Income before extraordinary
     loss..........................      1.21          .93          .89(2)       .51(2)        .38(2)
  Net income (loss)................  $   1.04     $    .93     $    .89(2)  $   (.02)(2)  $    .38(2)

---------------
(1) Includes operations of UTC for the period from December 1, 1993 through December 31, 1993.

(2) Restated to reflect an approximate 26 for 1 stock split effective August 10, 1994.

                                                          AS OF DECEMBER 31,
                                     -------------------------------------------------------------
                                       1996         1995         1994       1993(1)         1992
                                     --------     --------     --------     --------      --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit)..........  $ (5,536)    $    282     $  9,801     $(14,600)     $    848
Property, plant and equipment,
  net..............................   374,549      341,188      311,418      300,591       156,941
Total assets.......................   494,436      454,906      424,330      402,669       191,167
Long-term debt.....................   226,487      223,371      220,725      228,320       126,202
Other long-term liabilities........     7,755        9,229       11,546       20,983         2,696
Stockholders' equity...............   140,534      118,830      109,354       61,846        42,521

---------------
(1) Includes UTC balances effective December 1, 1993.

     Certain statements in this Annual Report that do not reflect historical information are forward-looking statements. These include statements about energy markets in 1997; cost reduction targets; return on capital goals; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions and joint ventures. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand balance for the corporation's products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology positions and failure to achieve the corporation's cost reduction targets or complete construction projects on schedule.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this Annual Report.

GENERAL

     The highlights of operations in 1996 and 1995 included the following:

     - Formation of two separate independent joint ventures with Cinergy Corp. and Hydro-Quebec.

     - Acquisition of Ewing Power Systems, Inc. in 1996, for $1.0 million of common stock.

     - A wholly-owned subsidiary of the Company became a one-third partner in the Grays Ferry Cogeneration Facility in 1996.

     - Prepayment of $7.0 million of subordinated debt in 1996.

     - Acquisition of two energy facilities in 1995, the energy production assets of Coors Brewing Company and Coors Energy Company ("Coors") and the energy production facilities and distribution assets in Charlottetown, Prince Edward Island ("PEI").

     - Completion of a $62.5 million revolving credit facility in 1995.

     The following tables set forth certain historical operating data (expressed as a percentage of total revenues) for the periods shown:

                                             1996                    1995                    1994
                                     ---------------------   ---------------------   --------------------
                                       REVENUE                 REVENUE                 REVENUE
                                     ------------            ------------            ------------
                                     AMOUNT    %    UNITS    AMOUNT    %    UNITS    AMOUNT    %    UNITS
                                     ------   ---   ------   ------   ---   ------   ------   ---   -----
                                              (DOLLARS IN MILLIONS, UNITS IN THOUSAND MW HOURS)
    Thermal energy(1).............. $187.7     77    5,400  $156.2     79    4,327   149.0     80   3,836
    Electricity....................   44.7     18      860    34.3     17      693    33.2     18     574
    Fees and other revenues(2).....   11.2      5       --     8.2      4       --     3.4      2      --
                                     ------   ---    -----  ------    ---    -----   ------   ---   -----
    Total.......................... $243.6    100    6,260  $198.7    100    5,020  $185.6    100   4,410
                                     ======   ===    =====  ======    ===    =====   ======   ===   =====

---------------
(1)Some steam is used by customers in almost all systems for production of chilled water; such use for cooling is especially significant in Nassau, Boston and London, Ontario.

(2) Includes development fees, energy services, cold storage warehouse revenues and other revenues.

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1996      1995      1994
                                                                  -----     -----     -----
    Total revenues..............................................  100.0%    100.0%    100.0%
    Fuel and consumables........................................   48.6      42.6      44.7
    Production and operating costs..............................   18.0      20.2      21.4
    Depreciation................................................    3.1       5.7       5.9
                                                                  -----     -----     -----
    Cost of sales...............................................   69.7      68.5      72.0
    General and administrative..................................   12.6      12.9      12.0
                                                                  -----     -----     -----
    Operating income............................................   17.7      18.6      16.0
    Interest expense............................................    7.7      10.0       9.0
    Income before income tax expense and extraordinary loss.....    9.6       9.0       7.8

     The Company's rate structures for thermal energy generally include fixed and variable components. The rate structures are intended to cause revenues to match the Company's costs of providing capacity, including projected debt service and return on equity, thermal losses in the distribution network, taxes, labor and scheduled maintenance and repair. The capacity component, which is independent of usage in the period, generally includes cost escalation provisions. The rate structures also contain a charge, which varies with usage during the period, and which is intended to cover directly variable costs, so as to pass through to customers the Company's cost of fuel. The Company accounts for its operating expenses based on the average cost to produce and deliver thermal energy or electricity, on a system by system basis, over the course of the year.

     The Company has been able to reduce its cost of sales as a percentage of revenues since 1994 by achieving production and distribution efficiencies, principally as a result of process optimization and automation of plant control equipment.

RESULTS OF OPERATIONS -- 1996 COMPARED TO 1995

     The Company's revenues and operating profit are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer. The acquisition of UTC, which sold only steam, causes greater concentration of the Company's revenues in cold months. The Company's strategy of adding cooling, electricity and energy services will, if successful, reduce the concentration of revenues in cold months in the future.

  Revenues

     Revenues were $243.6 million in 1996, an increase of $44.9 million, from $198.7 million in 1995, due principally to two acquisitions consummated in September 1995, which contributed $24.7 million of the increase, a colder winter in 1996 compared to 1995 and the increased price of fuel.

  Operating Expenses

     The Company's cost of sales includes fuel and consumables, production and operating costs and depreciation expense and is affected primarily by its costs for fuel, chemicals, water and other commodities. Because the Company's rates typically enable it to pass changes in its fuel and most commodity costs to the customer, such changes have little impact on operating income. The Company's cost of sales and its operating income are affected by its efficiency in converting fuel to steam, hot water, electricity and chilled water and its ability to minimize costs through automation and enhanced process control. Cost of sales as a percentage of revenues increased from 68.5% of revenues in 1995 to 69.7% of revenues in 1996 due to the increased cost of fuel, partially offset by the reduction in depreciation expense related to a net gain of $6.4 million from a condemnation award granted to the Company for one of its Boston, Massachusetts facilities and labor productivity improvements.

     Fuel and consumables' costs were $118.3 million, or 48.6% of revenues, in 1996, compared to $84.6 million, or 42.6% of revenues, in 1995, an increase of $33.7 million. This increase is due to the impact of the two acquisitions ($13.5 million), and the increased price of fuel.

     Production and operating costs are those costs of operating the Company's facilities other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs and plant operating costs. Production and operating costs increased to $44.0 million in 1996 from $40.1 million in 1995, and as a percentage of revenues decreased to 18.0% in 1996 compared to 20.2% in 1995. The increase of $5.1 million resulting from the two acquisitions was offset by cost savings, labor productivity improvements and an arbitration award of $1.0 million, net of expenses.

     Depreciation expense was $7.6 million in 1996 compared to $11.4 million in 1995, a decrease of $3.8 million, due to a net gain of $6.4 million from a condemnation award granted to the Company for one of its Boston, Massachusetts facilities, offset by the two acquisitions ($0.8 million), increased capital expenditures and the write-off of certain assets of $3.7 million in 1995.

     General and administrative expenses represent on-site management and other overhead costs incurred for existing operations, as well as the Company's marketing, development and corporate management costs. General and administrative costs increased to $30.6 million, or 12.6% of revenues, in 1996, from $25.6 million, or 12.9% of revenues, in 1995. This is primarily due to additional staff and development costs, legal costs and the impact of the two acquisitions ($1.6 million).

  Operating Income

     Operating income was $43.1 million, or 17.7% of revenues, in 1996 compared to $37.0 million, or 18.6% of revenues, in 1995. Increased general and administrative expenses offset by cost savings, primarily from efficiency and labor productivity, increased revenues, lower depreciation expense due to the condemnation award, and the impact of the two acquisitions ($3.7 million), resulted in improved operating income of $6.1 million.

  Interest Expense; Other Income

     Interest expense decreased to $18.8 million in 1996 from $19.9 million in 1995, primarily due to lower average interest rates.

  Income Tax Expense

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate of 40.4% (after the income tax benefit from the extraordinary loss) is consistent with the rate in 1995.

  Extraordinary Loss

     The Company prepaid $7.0 million of subordinated debt in the third quarter of 1996, which resulted in an extraordinary loss of $1.9 million, net of income taxes of $1.1 million.

RESULTS OF OPERATIONS -- 1995 COMPARED TO 1994

  Revenues

     During 1995, a wholly owned subsidiary of the Company, in partnership with Nations Energy Corporation, purchased the energy production assets of Coors Brewing Company in Golden, Colorado to provide steam and electricity to Coors under a 25 year contract. Trigen has a 51% interest in the partnership.

     In 1995, the Company also acquired, through a subsidiary, the energy production facilities and distribution assets in Charlottetown, Prince Edward Island ("PEI"). Under a thirty-year contract, the Company will provide the thermal energy needs of the Province of PEI, Queen Elizabeth Hospital and the University of PEI.

     Revenues were $198.7 million in 1995, an increase of $13.1 million from $185.6 million in 1994, principally due to the impact in 1995 of the two acquisitions, which contributed revenues of $11.0 million.

  Operating Expenses

     Cost of sales as a percentage of revenues decreased from 72.0% in 1994 to 68.5% in 1995, primarily due to the Company's efforts in improving fuel efficiency and reduction of costs from enhanced automation.

     Fuel and consumable costs were $84.6 million, or 42.6% of revenues in 1995, compared to $83.0 million, or 44.7% of revenues in 1994, an increase of $1.6 million. The impact of the two acquisitions increased these costs by $5.3 million, which was offset by higher efficiency and lower average fuel costs.

     Production and operating costs increased to $40.1 million in 1995 from $39.7 million in 1994. The increase resulting from the two acquisitions of $2.4 million was offset by cost savings and labor productivity improvements. Production and operating costs as a percentage of revenues were 20.2% in 1995 and 21.4% in 1994.

     Depreciation expense was $11.4 million in 1995 compared to $10.9 million in 1994, an increase of $0.5 million due to additional capital expenditures, a full year's depreciation of assets put in service during 1994 and the write-off of certain assets. Included in depreciation expense is the write-off of certain assets of $3.7 million, and a gain of $4.8 million related to a condemnation award received for one of its Boston, MA facilities.

     General and administrative costs increased to $25.6 million, or 12.9% of revenues, in 1995, from $22.2 million in 1994, or 12.0% of revenues. This is primarily due to additional staff and development costs and the impact of the two acquisitions of $0.7 million.

  Operating Income

     Operating income was $37.0 million, or 18.6% of revenues, in 1995 compared to $29.7 million, or 16.0% of revenues in 1994. Cost savings, primarily from efficiency and labor productivity, and the impact of the two acquisitions in 1995 of $2.3 million, resulted in improved operating income of $7.3 million.

  Interest Expense; Other Income

     Interest expense increased to $19.9 million in 1995 from $16.7 million in 1994, primarily due to higher average interest rates on indebtedness.

  Income Tax Expense

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate of 40.9% in 1995 is consistent with the rate in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow

     The Company had cash and cash equivalents of $25.3 million at December 31, 1996 and $20.2 million at December 31, 1995, an increase of $5.1 million. The Company had short-term indebtedness outstanding of $18.5 million at December 31, 1996 compared to $14.2 million at December 31, 1995, an increase of $4.3 million. These changes, in addition to the results of investing and financing activities, were due to the use of cash on hand at December 31, 1995, and cash generated from operations during the year.

     Cash provided by operating activities was $28.0 million in 1996, compared to $14.1 million in 1995. Net cash used in investing activities was $42.7 million in 1996, primarily due to capital expenditures of $47.6 million. Net cash provided by financing activities was $19.8 million in 1996 principally reflecting debt proceeds of $46.7 million to fund capital expenditures and the issuance of common stock of $6.8 million, offset by debt repayments of $28.9 million.

     The Company had cash and cash equivalents and marketable securities of $20.2 million at December 31, 1995 and $36.2 million at December 31, 1994, a decrease of $16.0 million. The Company had no marketable securities at December 31, 1995. The Company had short-term indebtedness outstanding of $14.2 million at December 31, 1995 compared to $15.6 million at December 31, 1994, a reduction of $1.4 million. These changes were primarily due to the sale of $16.4 million of marketable securities and the two acquisitions during 1995, capital expenditures, the use of cash on hand at December 31, 1994 and cash generated from operations during the year.

     Cash provided by operating activities was $14.1 million in 1995, compared to $12.3 million in 1994. Net cash used in investing activities was $16.8 million in 1995 primarily due to the two acquisitions aggregating $18.5 million and capital expenditures of $18.5 million, offset by the sale of marketable securities of $16.4 million and proceeds from the $5.3 million condemnation award. Net cash provided by financing activities was $3.0 million in 1995, principally reflecting debt proceeds.

     During 1996 and 1995, the Company declared dividends of $0.14 per share of common stock at the rate of $.035 per share per quarter.

     The Company believes that cash provided by operations net of debt service, cash balances at December 31, 1996 and available credit facilities, will be sufficient to finance its capital program, several new development projects and continuing quarterly dividends.

     At December 31, 1996, the Company's long-term debt (including the current portion) was $240.0 million or 57.7% of total capital, at a weighted average annual interest rate of approximately 6.55% (based on three-month LIBOR of 5.66% per year) and an average remaining maturity of 6.3 years.

     On September 30, 1996, the Company prepaid $7.0 million of subordinated debt. The prepayment was accomplished through the payment of cash and the issuance of 200,000 shares of the Company's stock to the lender. In repaying this debt, costs of $3.0 million ($1.9 million net of income tax benefit), were incurred by the Company and were accounted for as an extraordinary loss. The Company also issued 240,000 shares of stock to its parent, Cofreth American Corporation.

     At December 31, 1995, the Company's long-term debt (including the current portion) was $230.8 million or 60.6% of total capital, at a weighted average annual interest rate of approximately 7.24% (based on three-month LIBOR of 5.65% per year) and an average remaining maturity of 7.0 years.

     The Company has incurred most of this indebtedness at the subsidiary level in order to finance the acquisition or construction of its energy systems.

     Certain of the Company's debt is variable rate or rate capped. Based upon the debt balances at December 31, 1996, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $400,000 per year when three-month LIBOR is under 6.25% ranging to approximately $350,000 per year when three-month LIBOR is over 7.50%. Three-month LIBOR at December 31, 1996 was 5.66%.

  Payments to Parent Company

     Certain of the Company's debt agreements restrict payments by its subsidiaries, which are the primary obligors, to the Company, unless the payments are for specified purposes or the subsidiary meets certain financial covenants. Trigen's cash is derived from management fees and costs recovered from its subsidiaries, distributions by its subsidiaries, and, at times, repayment to Trigen from proceeds of long-term financing obtained by the subsidiaries for funds previously advanced to subsidiaries.

     Restricted cash and cash equivalents of $17.9 million at December 31, 1996 included $6.6 million for debt service and reserve funds, $2.1 million for operations and maintenance reserves, $5.9 million available for subsidiary operating purposes and $3.3 million for certain construction projects. Restricted funds may be invested only in certain securities. At December 31, 1996, the Company had unused lines of credit available consisting of $0.7 million under a UTC revolving credit facility and $28.5 million under a corporate revolving credit facility.

  Environmental Expenditures

     The Company's facilities are subject to governmental requirements with respect to the discharge of materials and otherwise relating to protection of the environment. The Company spent approximately $3.1 million and $2.5 million in 1996 and 1995, respectively, to comply with these requirements, most of which is included in capital expenditures, and estimates that its expenditures for environmental compliance in 1997 through 1999 will be approximately $4.0 million in the aggregate, most of which will be capital expenditures. These expenditures include improvements at certain facilities for air emission control equipment as required by the United States Clean Air Act (the "Clean Air Act"), wastewater discharge control equipment, asbestos control and replacement of CFC refrigerants.

     Management expects that the cost of compliance with existing environmental requirements will not have a material adverse effect on the Company's liquidity or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules that are filed as part of this Annual Report begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning directors and executive officers of Trigen is hereby incorporated by reference from Trigen's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is hereby incorporated by reference from Trigen's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference from Trigen's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is hereby incorporated by reference from Trigen's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The Financial Statements and Financial Statement Schedules listed under "Index to Financial Statements and Financial Statement Schedules" on page F-1 hereof are filed as part of this Annual Report.

     (a) (3) The Exhibits listed under "Index of Exhibits" on pages E-1 and E-2 hereof are filed as part of this Annual Report.

     (b) Reports on Form 8-K. None

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        ----
REGISTRANT'S FINANCIAL STATEMENTS
  Independent Auditors' Report........................................................   F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1995........................   F-3
  Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995
     and 1994.........................................................................   F-4
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995
     and 1994.........................................................................   F-5
  Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     1996, 1995 and 1994..............................................................   F-6
  Notes to Consolidated Financial Statements..........................................   F-7

REGISTRANT'S FINANCIAL STATEMENT SCHEDULES
   I Condensed Financial Information of the Registrant as of December 31, 1996 and
     1995 and for the Years Ended December 31, 1996, 1995 and 1994....................   S-1
  II Valuation and Qualifying Accounts for the Years Ended December 31, 1996, 1995 and
     1994.............................................................................   S-6

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Trigen Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Trigen Energy Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trigen Energy Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 2 to the consolidated financial statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

                                          KPMG PEAT MARWICK LLP

March 24, 1997
Stamford, Connecticut

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 14,598     $  9,984
  Accounts receivable:
     Trade (less allowance for doubtful accounts of $1,128 in 1996 and
      $697 in 1995)....................................................    35,436       36,275
     Other.............................................................     3,479        1,922
  Inventories..........................................................     6,900        6,239
  Prepaid costs and other current assets...............................     7,346        6,890
                                                                         --------     --------
          Total current assets.........................................    67,759       61,310
Non-current cash and cash equivalents..................................    10,678       10,191
Property, plant and equipment, net.....................................   374,549      341,188
Investment in non-consolidated partnerships............................     8,781        6,548
Intangible assets, net.................................................    14,390       15,088
Deferred costs and other assets, net...................................    18,279       20,581
                                                                         --------     --------
          Total assets.................................................  $494,436     $454,906
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................  $  7,800     $  5,924
  Accrued fuel.........................................................    14,394       16,806
  Accrued expenses and other current liabilities.......................    19,102       16,718
  Short-term debt......................................................    18,500       14,165
  Current portion of long-term debt....................................    13,499        7,415
                                                                         --------     --------
          Total current liabilities....................................    73,295       61,028
Long-term debt.........................................................   226,487      223,371
Other long-term liabilities............................................     7,755        9,229
Deferred income tax liabilities........................................    29,597       25,222
                                                                         --------     --------
          Total liabilities............................................   337,134      318,850

Minority interests in consolidated entities............................    16,768       17,226
Stockholders' equity:
  Preferred stock -- $.01 par value (authorized and unissued 15,000,000
     shares)...........................................................        --           --
  Common stock -- $.01 par value (authorized 60,000,000 shares; issued
     12,010,597 shares in 1996, 11,416,418 shares in 1995).............       120          114
  Additional paid-in capital...........................................   112,836      100,788
  Retained earnings....................................................    28,538       18,070
  Treasury stock, at cost (46,140 shares in 1996, 7,268 shares in
     1995).............................................................      (960)        (142)
                                                                         --------     --------
          Total stockholders' equity...................................   140,534      118,830
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $494,436     $454,906
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1996         1995         1994
                                                             --------     --------     --------
REVENUES
  Energy revenues..........................................  $232,403     $190,536     $182,266
  Fees earned and other....................................    11,231        8,174        3,361
                                                             --------     --------     --------
          Total revenues...................................   243,634      198,710      185,627
OPERATING EXPENSES
  Fuel and consumables.....................................   118,304       84,565       83,049
  Production and operating costs...........................    43,959       40,089       39,668
  Depreciation.............................................     7,595       11,429       10,948
  General and administrative...............................    30,638       25,589       22,244
                                                             --------     --------     --------
          Total operating expenses.........................   200,496      161,672      155,909
OPERATING INCOME...........................................    43,138       37,038       29,718
Other income (expense):
  Interest expense.........................................   (18,840)     (19,890)     (16,657)
  Other income, net........................................     1,603        1,816        1,612
                                                             --------     --------     --------
Income before minority interests, income tax expense and
  extraordinary loss.......................................    25,901       18,964       14,673
Minority interests in earnings of consolidated entities....    (2,598)      (1,076)        (163)
                                                             --------     --------     --------
Income before income tax expense and extraordinary loss....    23,303       17,888       14,510
Income tax expense.........................................     9,252        7,324        5,949
                                                             --------     --------     --------
INCOME BEFORE EXTRAORDINARY LOSS...........................    14,051       10,564        8,561
Extraordinary loss on extinguishment of long-term debt, net
  of income tax benefits...................................     1,943           --           --
                                                             --------     --------     --------
NET INCOME.................................................  $ 12,108     $ 10,564     $  8,561
                                                             ========     ========     ========
Net income per share:
  Income before extraordinary loss.........................  $   1.21     $    .93     $    .89
  Extraordinary loss.......................................     (0.17)          --           --
                                                             --------     --------     --------
  Net income...............................................  $   1.04     $    .93     $    .89
                                                             ========     ========     ========
Average shares outstanding.................................    11,612       11,390        9,619
                                                             ========     ========     ========
Dividends per share........................................  $    .14     $    .14     $    .07
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (ALL AMOUNTS IN THOUSANDS)

                                                                 1996        1995        1994
                                                                -------     -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................................  $12,108     $10,564     $ 8,561
  Reconciliation of net income to cash provided by operating activities:
     Depreciation expense.....................................    7,595      11,429      10,948
     Amortization expense.....................................    2,738       2,641       2,060
     Deferred income tax provision............................    4,871       4,437       4,933
     Provision for doubtful accounts..........................      664         208         448
  Minority interests..........................................    2,598       1,076         163
  Changes in assets and liabilities, net of effects of
     acquisitions:
     Accounts receivable......................................     (984)    (12,532)      3,705
     Inventories and other current assets.....................   (1,613)     (1,286)     (1,271)
     Accounts payable and other current liabilities...........    1,848       3,138      (6,198)
     Non-current operating assets and liabilities.............   (1,786)     (5,550)    (11,039)
                                                                -------     -------     -------
          Net cash provided by operating activities...........   28,039      14,125      12,310
                                                                -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of marketable securities....................       --      16,361     (16,301)
  Proceeds of condemnation award..............................    6,821       5,265          --
  Acquisition of energy facilities............................       --     (18,549)         --
  Capital expenditures........................................  (47,641)    (18,454)    (22,920)
  Investment in non-consolidated partnerships, net............   (1,911)     (1,460)        350
                                                                -------     -------     -------
          Net cash used in investing activities...............  (42,731)    (16,837)    (38,871)
                                                                -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of Initial Public Offering.........................       --          --      39,892
  Short-term debt, net........................................    4,335      (1,435)    (16,546)
  Proceeds of long-term borrowings............................   42,384      16,000          --
  Payments of long-term borrowings............................  (28,934)    (10,197)     (7,548)
  Sale of interest rate caps..................................    1,003          --          --
  Dividends...................................................   (1,640)     (1,594)       (797)
  Issuance of common stock....................................    6,767         506          --
  Repurchase of common stock..................................     (818)         --        (148)
  Distribution to minority interests..........................   (2,884)         --          --
  Deferred financing costs....................................     (420)       (230)         --
                                                                -------     -------     -------
          Net cash provided by financing activities...........   19,793       3,050      14,853
                                                                -------     -------     -------
Net increase (decrease) in cash and cash equivalents..........    5,101         338     (11,708)
Cash and cash equivalents at beginning of period..............   20,175      19,837      31,545
                                                                -------     -------     -------
Cash and cash equivalents at end of period....................  $25,276     $20,175     $19,837
                                                                =======     =======     =======
Cash and cash equivalents at end of period:
Current cash and cash equivalents.............................  $14,598     $ 9,984     $11,455
Non-current cash and cash equivalents.........................   10,678      10,191       8,382
                                                                -------     -------     -------
Cash and cash equivalents at end of period....................  $25,276     $20,175     $19,837
                                                                =======     =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  NON-CASH INVESTING ACTIVITY:
     Acquisition of subsidiary................................  $ 1,037          --          --
                                                                =======     =======     =======
  NON-CASH FINANCING ACTIVITY:
     Issuance of common stock for acquisition of subsidiary...  $ 1,037          --          --
                                                                =======     =======     =======
     Issuance of common stock for extinguishment of long-term
        debt..................................................  $ 4,250          --          --
                                                                =======     =======     =======

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                              PREFERRED      COMMON       COMMON      ADDITIONAL    TREASURY
                                STOCK        STOCK         STOCK       PAID-IN       STOCK      TREASURY    RETAINED
                               SHARES        SHARES      PAR VALUE     CAPITAL       SHARES      STOCK      EARNINGS      TOTAL
                              ---------    ----------    ---------    ----------    --------    --------    ---------    --------
Balances at December 31,
  1993.....................      --         8,500,000      $  85       $  60,425         --      $   --      $  1,336    $ 61,846
  Initial public
    offering...............      --         2,880,000         29          39,863         --          --            --      39,892
  Dividends................      --                --         --              --         --          --          (797)       (797)
  Repurchase of common
    stock..................      --                --         --              --      7,570        (148)           --        (148)
  Net income...............      --                --         --              --         --          --         8,561       8,561
                                 --
                                           ----------       ----        --------     ------       -----       -------    --------
Balances at December 31,
  1994.....................      --        11,380,000        114         100,288      7,570        (148)        9,100     109,354
  Issuance of common
    stock..................      --            36,418         --             500       (302)          6            --         506
  Dividends................      --                --         --              --         --          --        (1,594)     (1,594)
  Net income...............      --                --         --              --         --          --        10,564      10,564
                                 --
                                           ----------       ----        --------     ------       -----       -------    --------
Balances at December 31,
  1995.....................      --        11,416,418        114         100,788      7,268        (142)       18,070     118,830
  Issuance of common
    stock..................      --           594,179          6          12,048         --          --            --      12,054
  Repurchase of common
    stock..................      --                --         --              --     38,872        (818)           --        (818)
  Dividends................      --                --         --              --         --          --        (1,640)     (1,640)
  Net income...............      --                --         --              --         --          --        12,108      12,108
                                 --
                                           ----------       ----        --------     ------       -----       -------    --------
Balances at December 31,
  1996.....................      --        12,010,597      $ 120       $ 112,836     46,140      $ (960)     $ 28,538    $140,534
                                 ==        ==========       ====        ========     ======       =====       =======    ========

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Trigen Energy Corporation (together with its subsidiaries, the "Company") develops, owns and operates district energy systems in the United States and Canada. A district energy system ("DES") consists of one or more central production facilities that generate energy in the form of steam and hot water, chilled water and/ or by-product electricity for distribution to customers. The Company currently has ownership interests in and operates 13 district energy systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Changes

     In October, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As allowable by SFAS No. 123, the Company elected to continue following the recognition provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (note 13).

     In 1995, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (note 7).

  Principles of Consolidation

     The consolidated financial statements include the accounts of Trigen Energy Corporation ("Trigen" or the "parent company") and all subsidiaries. Significant intercompany transactions and balances are eliminated. Minority interests are separately identified in the consolidated financial statements.

  Basis of Presentation

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue and Cost Recognition

     Revenue for energy sold includes both fixed charges and amounts based on energy delivered. Contract rates are either directly negotiated with the customer or approved by the applicable regulatory authority. Sales not billed by month-end are accrued based upon estimated usage. Fees earned are recognized as services are performed.

     Cost of energy sold for each energy system is based on average costs to produce and deliver either heating, electricity or cooling during the year.

     The Company has one customer (Long Island Lighting Company) in Nassau County, New York which accounted for 12.0%, 13.0% and 14.4% of energy revenues in 1996, 1995 and 1994, respectively.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

  Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits and temporary investments in high-grade instruments readily convertible to cash.

  Fuel Expense and Deferred Fuel

     The Company's subsidiaries, either as a result of regulation or contractual agreements with their customers, are allowed to recover all or substantially all of their fuel costs, which is the Company's largest expense. Certain of these subsidiaries estimate the future cost of fuel in current contract rates. Differences between the estimated fuel costs and actual fuel costs are deferred and subsequently charged to or rebated to the customer through future rate adjustments.

  Inventories

     Inventories are comprised principally of fuel, operating supplies and spare parts. Fuel inventories are stated at cost determined on a first-in, first-out basis and materials and supplies are stated at average cost.

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives commencing when assets, or major components thereof, are placed in service. Significant renewals or betterments are capitalized. Maintenance and repair costs are expensed as incurred.

  Construction in Process

     Expenditures during the construction period of major assets are capitalized. Interest costs incurred to fund construction are capitalized commencing with the first expenditure of funds for an asset and until the asset is placed in service, or until construction is completed if sooner. For tax-exempt debt designated for construction costs, interest cost is capitalized net of interest earned. Capitalized interest was $328,000, $129,000 and $657,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

  Deferred Costs and Other Assets

     Included in deferred costs and other assets are capitalized costs associated with debt issuances, development projects and other non-current assets. Costs incurred to issue debt are capitalized and amortized over the debt term using methods that approximate the interest method. Costs incurred in developing energy generation facilities prior to the execution of binding contracts are accumulated by project and included in the acquisition cost or as construction in process for that project.

  Intangible Assets

     Included in intangible assets are the excess of the cost of the Company's investment in Trigen-Trenton Energy Company, L.P. ("TEC") over the fair value of acquired assets, a non-compete agreement with the former majority owner of United Thermal Corporation ("UTC") and certain affiliated companies, and certain organization costs. The excess of cost of the investment in TEC over the fair value of acquired assets is being amortized over the partnership term. The non-compete agreement is being amortized on a straight line basis over the fifteen year term of the agreement. The Company continuously assesses the recoverability of these intangible assets by evaluating whether the amortization of the intangible asset balances over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. The amount of impairment, if any, is measured based on projected discounted future results, using a discount rate reflecting the Company's average cost of funds. Organization costs are capitalized and amortized over 5 years.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

  Foreign Currency Translation

     Income and expenses of Canadian subsidiaries are translated to U. S. dollars at rates in effect during the year, and assets and liabilities at year end exchange rates. The impact of the difference between rates at year end and during the year was not significant.

  Financial Instruments

     Financial instruments are used by the Company to hedge financial risk caused by fluctuating interest rates and foreign currency exchange rates. The net amounts due or receivable under interest rate swap and cap agreements that hedge interest rates are charged to interest expense over the terms of the agreements. Gains and losses on foreign currency forward exchange contracts used to hedge firm commitments are deferred and recognized as part of the related foreign currency transactions.

  Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Other Income, Net

     Other income, net consists of interest income and other non-operating income.

  Net Income Per Share

     Net income per share is calculated using the weighted average number of shares of Common Stock outstanding each year. The calculations did not include shares from the assumed conversion of Subordinated Debt because the effect was antidilutive, or shares from the assumed exercise of outstanding stock options because the effect is not significant.

3.  ACQUISITIONS

  Trigen-Colorado

     Trigen-Colorado, a wholly owned subsidiary of the Company, and a subsidiary of Nations Energy Corporation ("Nations") of Orlando, Florida formed a partnership to purchase the energy production assets of Coors Brewing Company and Coors Energy Company ("Coors") and to provide steam and electricity to Coors over a 25 year contract period. On September 14, 1995, the partnership purchased the assets for $22 million. The acquisition was accounted for under the purchase method. Trigen-Colorado has a 51% interest in and has consolidated the results of operations of this partnership since the date of acquisition.

  Prince Edward Island

     On August 31, 1995, the Company purchased for $7.3 million the energy production facilities and distribution assets in Charlottetown, Prince Edward Island ("PEI") from the PEI Energy Corporation and the government of PEI. In addition, the Company has committed to invest approximately $23 million to integrate and upgrade the facilities. In exchange, the Province of PEI, Queen Elizabeth Hospital and the University of PEI will purchase their thermal energy needs under thirty year contracts. The acquisition was accounted for under the purchase method and the results of operations of PEI have been included in the accompanying consolidated statement of operations since the date of acquisition.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

4.  PARTNERSHIPS

  Trigen-Trenton Energy Company, L.P. ("TEC")

     TEC is a limited partnership which built and operates a district energy system in Trenton, New Jersey. A wholly-owned subsidiary of the Company is the managing general partner. The partnership term expires January 2017.

     Partnership income or loss, as well as cash distributions, are allocated pursuant to the partnership agreement. One limited partner is entitled to distributions prior to any other partner. At December 31, 1996, this partner's cumulative priority claim on cash was $847,000. Remaining annual preferential payments are between $202,000 and $292,000 through 2002, then $233,000 per year through 2017.

     TEC has long-term contracts, generally expiring in 2007 and beyond, to sell the electric, heat and chilled water output of the facility. The land on which the facility is located is leased through December 2081 with an option to extend through 2180. Minimum annual rent is $180,000.

  Trigen-Peoples District Energy Company ("T-P")

     T-P is a general partnership formed in December 1992 to construct, own and operate a district energy system (the "Chicago System") serving McCormick Place Exposition Center in Chicago. The partners are wholly owned subsidiaries of Peoples Energy Corporation ("Peoples") and Trigen. Each partner has a 50% interest in profits and losses and an equal vote on partnership matters, and is required to make capital contributions in cash to meet T-P's needs. The partnership term expires December 2042. The partnership commenced operations November 1993, generating results of operations and cash flow of which the Company is entitled to a 50% share. The Company's investment in T-P is accounted for using the equity method and its share of the earnings of the partnership and its management fee for services provided to the partnership were $569,000, $575,000 and $473,000 in 1996, 1995, and 1994, respectively, and are included in fees earned and other revenues.

     T-P is constructing the Chicago System, and will own and operate it, pursuant to an agreement with the Metropolitan Pier and Exposition Authority, Chicago ("MPEA"). Certain components of the Chicago System have been purchased by the MPEA and leased back to T-P. Each partner provided an $18 million letter of credit in favor of T-P, which drew equally on the letters of credit to provide construction funds, such that the balance of each letter of credit at December 31, 1996 was $5.0 million. T-P obtained long-term financing for the Chicago System in August 1995. Each partner is also maintaining a $2 million letter of credit in favor of the MPEA to cover the costs, if any, to cure defaults by the partnership under its heating and cooling service contract with the MPEA.

  Trigen-Nations District Energy Company ("T-N")

     T-N is a general partnership formed in September 1995 to operate, own and upgrade the Coors' plant in Golden, Colorado. The partners are wholly-owned subsidiaries of Nations and Trigen. The Trigen subsidiary has a 51% interest in the partnership. The partnership owns all of the existing electric and steam generating facilities and support facilities, including a 25 mile gas pipeline to Coors Brewing Company in Jefferson County, Colorado. The partnership term expires September 14, 2020.

  Trigen-Schuylkill Energy Corporation ("Trigen-Schuylkill")

     On March 11, 1996, a wholly-owned subsidiary of the Company, Trigen-Schuylkill, became a one-third partner in the Grays Ferry Cogeneration Facility. Under the terms of the Partnership Agreement, in addition

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES to its initial equity investment, the Company is required to contribute $10 million when construction is completed, which is expected in the fourth quarter of 1997.

5.  RESTRICTED FUNDS

     Restricted funds at December 31 were (all amounts in thousands):

                                                            1996                    1995
                                                    ---------------------   ---------------------
                                                    CURRENT   NON-CURRENT   CURRENT   NON-CURRENT
                                                    -------   -----------   -------   -----------
    Restricted....................................  $ 7,180     $10,678     $ 4,399     $10,191
    Unrestricted..................................    7,418          --       5,585          --
                                                    -------     -------      ------     -------
    Cash and cash equivalents.....................  $14,598     $10,678     $ 9,984     $10,191
                                                    =======     =======      ======     =======

     Under the terms of the Company's debt agreements, a substantial portion of the cash of operating subsidiaries is restricted in use, first to paying the operating costs of the respective subsidiary, then its debt service obligations, in the priority stipulated in the respective debt agreements.

     Under the terms of the debt agreements, payments from the subsidiaries to affiliated companies, including the parent company, are permitted, provided no default exists or would be created by the payment and either (a) the payment is to reimburse the parent company for management costs as permitted by the respective debt agreement or (b) the subsidiary meets financial tests, which may include debt coverage, working capital or equity tests, as specified in the respective agreement. Cash available to the parent company without restriction as to use was $7.4 million at December 31, 1996 and $5.6 million at December 31, 1995.

     The remaining restricted cash and cash equivalents at December 31, 1996 included $6.6 million for debt service and reserve funds, $2.1 million for operations and maintenance reserves, $5.9 million available for subsidiary operating purposes, and $3.3 million for certain construction projects. Restricted funds may be invested only in certain securities.

6.  INVENTORIES

     Inventories at December 31 were (all amounts in thousands):

                                                                             1996        1995
                                                                            -------   -----------
    Fuel.................................................................   $ 2,370     $ 2,590
    Operating supplies and spare parts...................................     4,530       3,649
                                                     ------      ------
         Total...........................................................   $ 6,900     $ 6,239
                                                     ======      ======

     At December 31, 1996, the Company had purchase commitments for fuel at prices discounted from the spot market and at fixed prices. The aggregate value of these contracts is estimated to be $14.8 million based on current spot prices. These contracts expire at varying dates from May 1997 through July 1999.

     The Company has fuel cost pass-through clauses in its rates with customers for all of these commitments.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 was (all amounts in thousands):

                                                     ESTIMATED USEFUL
                                                      LIVES (YEARS)         1996         1995
                                                     ----------------     --------     --------
    Land...........................................           --          $ 10,448     $ 10,448
    Plant, machinery and equipment.................        15-35           365,887      330,893
    Buildings......................................           40            31,216       32,490
    Furniture, fixtures and leasehold
      improvements.................................          3-5             7,488        5,993
    Construction in process........................           --            21,506        9,080
                                                                          --------     --------
                                                                           436,545      388,904
    Less: Accumulated depreciation.................                        (61,996)     (47,716)
                                                                          --------     --------
                                                                          $374,549     $341,188
                                                                          ========     ========

     Substantially all of the Company's assets are pledged as collateral under the Company's debt agreements (note 11).

     In 1996 and 1995, the Company received condemnation awards related to one of its facilities in Boston, Massachusetts and recognized gains of $6.4 million and $4.8 million, respectively, based on the excess of condemnation proceeds received, net of expenses, over the net book value of the condemned assets. In 1995, the Company also recognized an asset impairment loss of $2.7 million ($1.6 million net of tax). This loss is the difference between the carrying value of one of its Canadian subsidiaries long-lived assets and the fair value of these assets based on discounted estimated future cash flows. In 1995, the Company also wrote-off certain other assets at a loss of $1.0 million. The respective gains and losses are included in depreciation expense.

8.  INTANGIBLE ASSETS

     Intangible assets at December 31 were (all amounts in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Excess of cost of investment in TEC over fair value of acquired
      assets.......................................................  $  4,790     $  4,790
    Excess of cost of investment in Ewing Power Systems over fair
      value of acquired assets.....................................       583           --
    Non-compete agreement..........................................    10,000       10,000
    Organization costs.............................................     3,507        3,373
                                                                     --------     --------
                                                                       18,880       18,163
    Less: Accumulated amortization.................................    (4,490)      (3,075)
                                                                     --------     --------
                                                                     $ 14,390     $ 15,088
                                                                     ========     ========

     Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $1,415,000, $1,053,000 and $848,000, respectively.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

9.  DEFERRED COSTS AND OTHER ASSETS

     Deferred costs and other assets at December 31 were (all amounts in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Deferred debt costs..............................................  $17,088     $18,431
    Less: Accumulated amortization...................................   (6,098)     (4,722)
                                                                       -------     -------
                                                                        10,990      13,709
    Project development costs........................................    1,516       1,315
    Other............................................................    5,773       5,557
                                                                       -------     -------
                                                                       $18,279     $20,581
                                                                       =======     =======

     Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $1,323,000, $1,588,000 and $1,212,000, respectively.

10.  SHORT-TERM DEBT

  Corporate Facilities

     The Company has bank credit facilities of $22.5 million (note 11a) for general corporate purposes. These committed facilities bear interest at rates based on the London Interbank Offered Rate (LIBOR). The balance outstanding under this facility at December 31, 1996 was $5.0 million. The effective rate at December 31, 1996 was 5.9%. The credit facilities were unused at December 31, 1995. The average rate on borrowings under these facilities was 5.8% in 1996 and 6.5% in 1995.

  UTC Revolver

     The UTC companies have a $14.2 million revolving credit facility available (the "UTC Revolver") through December 16, 1997, and, upon approval of the lender, for additional one year periods thereafter. The UTC Revolver is secured pro rata with the UTC Term Loan (note 11b). UTC is required to have 60 consecutive days each year with no outstanding borrowings under the UTC Revolver. UTC has several interest rate options under the UTC Revolver including LIBOR. The balances outstanding under this facility at December 31, 1996 and 1995 were $13.5 million and $14.2 million, respectively, and the average rates on these borrowings were 6.4% in 1996, 7.1% in 1995 and 6.6% in 1994. The effective rate at December 31, 1996 was 6.5%.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

11.  LONG-TERM DEBT

     Long-term debt outstanding at December 31 was (all amounts in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Corporate facility (a).........................................  $ 29,000     $ 16,000
    UTC term loan (b)..............................................    66,440       75,154
    Nassau term loan (c)...........................................    47,789       50,482
    Nassau bonds (d)...............................................    14,350       14,350
    Trenton bonds (e)..............................................    37,280       38,470
    Oklahoma term loan (f).........................................    18,743       19,809
    Oklahoma bonds (g).............................................     9,000        9,000
    Subordinated debt (h)..........................................        --        7,521
    PEI Construction loan (i)......................................    17,384           --
                                                                     --------     --------
                                                                      239,986      230,786
    Less: Current portion included above...........................   (13,499)      (7,415)
                                                                     --------     --------
                                                                     $226,487     $223,371
                                                                     ========     ========

---------------
(a) On May 24, 1995, a $62.5 million corporate revolving credit facility was completed with a group of banks with Societe Generale as agent. The facility extends through March 1997 with interest at rates based on LIBOR. The agreement requires the Company to meet financial tests and contains certain restrictions as to the payment of dividends.

    The facility is composed of a $22.5 million revolver committed for two years which is available for general corporate purposes and a $40.0 million revolver committed through March 1997 which is available for acquisitions, construction and development projects. Amounts outstanding at March 31, 1997, under the $40 million revolver portion of this facility can be converted to a three-year loan. The balance outstanding under this portion of the facility was $29.0 million at December 31, 1996 and $16.0 million at December 31, 1995. The effective rate at December 31, 1996 was 6.1%. The weighted average rate on borrowings under these facilities was 6.0% in 1996 and 7.0% in 1995. The expected sources of repayment are cash flow from existing operations and permanent project financing. The loan agreement permits additional debt on a pari passu basis and permits subordinated debt.

    A new, increased revolving credit agreement is in the final stages of negotiation with the four banks in the current revolver and four additional banks. In the event that the new agreement is not executed on or prior to March 31, 1997, the expiration date on the current revolver will be amended by the four current banks and extended as necessary until consummation of the new agreement.

(b) The UTC Term Loan is secured by all the assets and revenues of the acquired UTC companies, on a pro rata basis with the UTC Revolver (see note 10) (together with the UTC Term Loan, the "UTC Debt"). The parent company has guaranteed the UTC Debt in an amount which is limited, except for liabilities of UTC arising from environmental matters, to the lesser of $31.7 million and one-third of the UTC Debt outstanding. The debt agreements require UTC to meet certain financial tests, and contain restrictions on payments to Trigen and other affiliated companies and on incurrence of new debt.

    Interest on the term loan is at variable rates based on LIBOR. The average effective rate was 7.6% in 1996, 7.7% in 1995, and 6.0% in 1994. The rate at December 31, 1996 was 7.3%. UTC has purchased from the Term Loan lenders interest rate protection agreements. Quarterly term loan principal repayments commenced in June 1994, with final maturity in September 2004.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

(c) The cost to construct the Nassau plant was financed with the Nassau Term Loan, the Nassau Bonds (note 11d) and capital contributions. The Nassau Term Loan and the Nassau Bonds are without recourse to the parent company.

    Interest on the term loan is at variable rates based on LIBOR. The average effective rate was 6.8% in 1996, 7.2% in 1995 and 5.2% in 1994. At December 31, 1996, the effective rate was 6.5%. Quarterly term loan principal repayments commenced in June 1992, with final maturity in December 2003. Upon certain events, Trigen-Nassau will be required to fix the rate on up to fifty percent of the aggregate outstanding principal amount of the term loan and the bonds for a minimum five year period.

    All Trigen-Nassau assets and revenues are pledged to secure, pro rata, the term loan and bonds. The agreements require Trigen-Nassau to meet financial and operating tests, and contain certain restrictions on payments to the parent company and other affiliated companies (note 11h) and on incurrence of new debt.

(d) In September 1990 the Town of Hempstead Industrial Development Authority issued Revenue Bonds on behalf of Trigen-Nassau. Interest at 7.75% per year is due semi-annually. Annual principal payments are due from 2012 through 2015. A bank has issued a letter of credit in favor of the bondholders in the event of default by Trigen-Nassau, which must reimburse the bank for amounts drawn thereunder. Trigen-Nassau pays the bank an annual fee for the letter of credit.

(e) The Trenton Bonds were issued by, and are limited obligations of, the New Jersey Economic Development Authority, and are payable solely from revenues and other funds pledged by Trigen-Trenton Energy Company.

    The bonds require annual sinking fund payments beginning December 1993 with final maturity in December 2010.

    The interest rates on the bonds were fixed to maturity at 6.1% - 6.2% on $35.2 million of the bonds (the tax-exempt portion), and 7.3% on the balance (the taxable portion). Interest on the bonds is paid semi-annually.

(f) In September 1992, the Company's Oklahoma subsidiary ("Trigen-Oklahoma") obtained long-term financing consisting of a $21.0 million term loan and $9.0 million of tax-exempt bonds (note 11g). The parent company has guaranteed the obligations of Trigen-Oklahoma pursuant to the debt agreements until the date certain conditions were fulfilled. The guarantee was released on March 21, 1997.

    Interest on the term loan is at variable rates based on LIBOR. The average effective rate was 6.9% in 1996, 7.5% in 1995 and 6.3% in 1994. At December 31, 1996, the rate was 6.8%. Quarterly term loan principal repayments commenced in December 1994. Final maturity is September 2007. Upon certain events, Trigen-Oklahoma will be required to fix the rate on a portion of the outstanding term loan so that the interest rates applicable to seventy five percent of the sum of the outstanding term loan and the outstanding bonds are fixed for an average life of seven years.

    All Trigen-Oklahoma assets are pledged under the Trigen-Oklahoma debt agreements. The debt agreements require Trigen-Oklahoma to meet certain financial tests, and contain restrictions on payments to the parent and other affiliated companies and on incurrence of new debt.

(g) In September 1992, the Oklahoma City Industrial and Cultural Facilities Trust issued Revenue Bonds on behalf of Trigen-Oklahoma. Interest at 6.75% per year is payable semi-annually. Annual principal payments are due from 2008 through 2017. A bank has issued a letter of credit in favor of the bondholders in the event of default by Trigen-Oklahoma, which must reimburse the bank for amounts drawn thereunder. Trigen-Oklahoma pays the bank an annual fee for the letter of credit.

(h) In November 1993, Trigen-Lindbergh, a wholly-owned subsidiary of the Company and the 100% owner of Trigen-Nassau, issued $12 million Subordinated Debt bearing base interest at 10% and deferrable interest at 5%. On September 30, 1996, Trigen-Lindbergh prepaid the remaining $7.0 million of

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES subordinated debt. The prepayment was accomplished through the payment of cash and the issuance of 200,000 shares of the Company's stock to the lender. In repaying this debt, costs of $3.0 million ($1.9 million net of income tax benefit) were incurred by the Company and were accounted for as an extraordinary loss.

(i) The cost to purchase, refurbish, expand and integrate an approximately 350,000 mmBtu per annum waste processing facility with two district energy systems in Charlottetown, Prince Edward Island was financed with a $23 million construction loan. The debt is secured by the assets of the project, with limited recourse to Trigen Energy Corporation in the event of any shortfalls in debt service payments of Trigen Energy Canada Inc. on a quarter-by-quarter basis.

    Interest on the construction loan is at variable rates based on Canadian bankers' acceptances. The average effective rate was 4.7% in 1996. At December 31, 1996, the rate was 4.1%.

     Maturities of long-term debt at December 31, 1996 were (all amounts in thousands):

    1997......................................................................  $ 13,499
    1998......................................................................    14,745
    1999......................................................................    16,509
    2000......................................................................    46,427
    2001......................................................................    18,573
    Thereafter................................................................   130,233
                                                                                --------
    Total long-term debt......................................................  $239,986
                                                                                ========

     Based upon the debt balances at December 31, 1996, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $400,000 per year when three-month LIBOR is under 6.25% ranging to approximately $350,000 per year when three-month LIBOR is over 7.50%. Three-month LIBOR at December 31, 1996 was 5.66%.

     Cash paid for interest (net of amounts capitalized) was $17.5 million, $18.1 million and $16.1 million in 1996, 1995 and 1994, respectively.

12.  LEASES

     The Company has entered into various leasing arrangements for office space, land and equipment. These arrangements are accounted for as operating leases.

     Future minimum rental payments under leases with remaining noncancelable terms in excess of one year at December 31, 1996 are (all amounts in thousands):

    1997.......................................................................  $ 2,693
    1998.......................................................................    2,702
    1999.......................................................................    2,565
    2000.......................................................................    2,585
    2001.......................................................................    2,485
    Thereafter.................................................................   13,259
                                                                                 -------
    Total minimum payments.....................................................  $26,289
                                                                                 =======

     Excluded from the above are TEC's commitment of $180,000 per year under its 99 year operating lease for the land on which the Trenton facility is located (note 4) and Trigen-Nassau's commitment of $680,000 per year under its 25 year operating lease for the land on which the Nassau facility is located. The total remaining commitments under these leases at December 31, 1996 are estimated to be $15.3 million and $13.3 million, respectively.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

     Rental expense was $2.9 million in 1996, $2.1 million in 1995 and $2.6 million in 1994.

13.  STOCK OPTIONS

     The Company adopted the 1994 Stock Incentive Plan for officers, directors and key employees (the "1994 Stock Plan"). The purpose of the 1994 Stock Plan is to help further the growth, development and financial success of the Company by providing additional incentives to non-employee Directors and selected key management personnel. A total of 1,050,000 shares of Common Stock has been authorized for issuance pursuant to options, stock appreciation rights, performance shares, restricted stock and other stock awards under the 1994 Stock Plan, subject to adjustment in the event of stock dividends, stock splits or other subdivisions, combinations or reclassifications of shares. The 1994 Stock Plan is administered by the Compensation Committee and will expire ten years from the date of adoption, unless sooner terminated by the Board of Directors. Stock options granted to the Board of Directors of the Company are exercisable six months from the date of grant, and are exercisable until the earlier of the tenth anniversary of the date of grant, or the first anniversary of leaving the Board of Directors. All other employees' stock options vest at the rate of 20% per year, starting on the first anniversary of the grant date and are exercisable over a period of ten years from the date of grant.

     Options granted under the 1994 Stock Plan have a maximum term of ten years from the date of grant. The exercise price of options granted under the 1994 Stock Plan is at least equal to 100% of the fair market value of the Common Stock on the date of the grant. Options granted become exercisable at such time or times as the committee deems appropriate, and options granted at different times or at different prices may have different vesting periods. The committee may award restricted stock at a purchase price which is less than fair market value.

     In addition, options to purchase 43,584 shares of common stock, which satisfied a contingent condition of an individual's employment with the Company in 1992, were outstanding as of December 31, 1995. The exercise price of these options ranged from $1 to $1.22 per share. Options were exercisable over a period of ten years from the date of grant. Thirty percent of the options vested on the date of grant and were exercised in 1996. An additional twenty percent of the options vested on the next anniversary date of the grant and were exercised in 1996, and the remaining options were forfeited in 1996.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

     Information relating to stock options granted under the 1994 Stock Plan during 1996, 1995 and 1994 is summarized as follows:

                                                                                       WEIGHTED-AVERAGE
                                                     RANGE OF                           EXERCISE PRICE
                                                  EXERCISE PRICES   NUMBER OF SHARES      PER SHARE
                                                 -----------------  ----------------   ----------------
Shares under option at December 31, 1993.......         --                    --                --

Granted........................................   $15.75 to $19.00       491,000            $15.92
Exercised......................................         --                    --                --
Expired........................................         --                    --                --
Forfeited......................................         --                    --                --
Shares under option at December 31, 1994.......   $15.75 to $19.00       491,000             15.92

Granted........................................   $17.25 to $22.13        90,500             19.82
Exercised......................................         --                    --                --
Expired........................................         --                    --                --
Forfeited......................................   $15.75 to $15.75        14,200             15.75
Shares under option at December 31, 1995.......   $15.75 to $22.13       567,300             16.54

Granted........................................   $18.88 to $21.75        67,200             20.05
Exercised......................................   $15.75 to $19.75        38,500             16.05
Expired........................................         --                    --                --
Forfeited......................................   $15.75 to $22.00        31,940             16.95
Shares under option at December 31, 1996.......   $15.75 to $22.13       564,060             17.05

Shares exercisable at December 31, 1996........   $15.75 to $22.13       237,984             16.62

     As of December 31, 1996, stock options granted under the 1994 Stock Plan have a weighted average contractual life of 7.9 years.

     Had compensation cost for this plan been recorded at fair value on the date of grant in accordance with SFAS No. 123, the effect on the Company's net income and net income per share amounts would have been immaterial at December 31, 1996 and December 31, 1995.

     In 1994, the Company adopted an employee stock purchase plan and has allocated 200,000 shares of Common Stock for purchases pursuant to such plan. Stock purchased in 1996 and 1995 pursuant to the employee stock purchase plan was 28,325 and 25,768 shares, respectively. The acquisition price of the stock is 85% of the lower of the closing market price on the first and last day of the six month purchase period. On March 31, 1996, 14,404 shares were purchased at $18.27 per share. On September 30, 1996, 13,921 shares were purchased at $18.49 per share.

14.  RETIREMENT PLANS

     Effective January 1, 1995, the Company consolidated its retirement plans by offering a 401(k) retirement savings plan ("401(k) Plan") to certain employees as stated below. Previously, a cash balance defined benefit pension plan ("defined benefit plan") covered certain full-time employees while a 401(k) plan covered employees who were previously employees of UTC.

  401(k) Plan

     The 401(k) Plan allows participants to make contributions pursuant to
Section 401(k) of the Internal Revenue Code. The Company matches employee contributions in varying percentages according to a schedule

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES up to an annual maximum Company contribution of approximately $1,260 per employee. Employees vest immediately in both employee and Company contributions to the 401(k) Plan. The Company's contributions to the 401(k) Plan were approximately $1,375,000 (including the cost of 27,460 shares of Company stock), $1,064,000 (including the cost of 26,253 shares of Company stock) and $320,000, for the years ended December 31, 1996, 1995 and 1994, respectively. Effective January 1, 1995, the 401(k) Plan was open to all Company employees excluding certain employees covered by other retirement plans.

  Defined Benefit Plan

     Benefits payable under the plan were frozen as of December 31, 1994 pending vesting and distribution to participants. Benefits under the plan are based primarily on salary during the term of employment and length of service. Pension expense was $122,000, $75,000 and $485,000 in 1996, 1995 and 1994, respectively.
The Company's net obligation under the plan at December 31, 1996 was not significant.

15.  RELATED PARTY TRANSACTIONS

     Cofreth American Corporation ("CAC") is owned by ELYO (formerly Ufiner-Cofreth), a leading energy services company. ELYO operates approximately 70 district energy systems, as well as chilled water systems, around the world. ELYO is controlled by Lyonnaise des Eaux Dumez, a French Company with 1995 revenues of approximately $20 billion. Compagnie Parisienne de Chauffage Urbain ("CPCU"), a direct subsidiary of ELYO, owns and operates the Paris district heating system.

     ELYO, CAC and CPCU, collectively the "ELYO Group," provide to the Company licenses and technical support. The parties have agreed to provide licenses to each other for any patents relating to electric and/or thermal energy generation any of them own or acquire. The Company was charged a management fee of $250,000 by ELYO in 1996 and 1995, and $90,000 in 1994. The Company was charged by CAC for the services of an executive officer and other professionals, and for out-of-pocket costs, $578,000 in 1996, $598,000 in 1995 and $221,000 in 1994.
The Company owed the ELYO Group $72,000, $142,000 and $171,000 at December 31, 1996, 1995 and 1994, respectively.

16.  FINANCIAL INSTRUMENTS

  Long-Term Debt

     The fair value of the Company's long-term debt, including the current portions and interest rate cap and collar agreements, was estimated based on the future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar instruments of comparable maturity. The estimated fair value of the Company's long term debt and related financial instruments approximates carrying value at December 31, 1996.

  Short-Term Debt and Other Financial Instruments

     The carrying amount approximates fair value because of the short maturity of these instruments.

17.  INCOME TAXES

     Income tax provisions for the years ended December 31 were (all amounts in thousands):

                                    1996                          1995                          1994
                         ---------------------------   ---------------------------   ---------------------------
                         CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                         -------   --------   ------   -------   --------   ------   -------   --------   ------
State/Local............  $ 1,081    $  492    $1,573   $ 1,395    $  703    $2,098   $   453    $1,083    $1,536
U.S. Federal...........    3,300     4,379     7,679     1,492     3,734     5,226       563     3,850     4,413
                          ------    ------    ------    ------    ------    ------    ------    ------    ------
     Total.............  $ 4,381    $4,871    $9,252   $ 2,887    $4,437    $7,324   $ 1,016    $4,933    $5,949
                          ======    ======    ======    ======    ======    ======    ======    ======    ======

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to deferred tax liabilities and assets at December 31 are (all amounts in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Deferred income tax liabilities:
    Property, plant and equipment..................................    $34,790     $31,931
                                                                       -------     -------
    Deferred income tax assets:
    AMT credit carryforwards.......................................      3,060       2,053
    Tax loss carryforwards.........................................      1,209       1,959
    Environmental costs............................................      1,663       1,811
    Revenue and receivable allowances..............................        358         520
    Other, net.....................................................      2,816       5,605
                                                                       -------     -------
    Gross deferred income tax assets...............................      9,106      11,948
    Valuation allowances...........................................       (273)     (1,103)
                                                                       -------     -------
    Net deferred income tax assets.................................      8,833      10,845
                                                                       -------     -------
    Net deferred income tax liability..............................    $25,957     $21,086
                                                                       =======     =======

     Net current deferred income tax assets of $3.6 million and $4.1 million at December 31, 1996 and 1995, respectively are included in prepaid costs and other current assets.

     At December 31, 1996 a loss carryforward of $1.8 million was available to offset Canadian taxable income expiring $.2 million in 1999, $.4 million in 2000, $.1 million in 2001 and $1.1 million in 2003. At December 31, 1996 an alternative minimum tax credit carryforward of $3.0 million was available to offset future U.S. regular income taxes, if any, over an indefinite period. Valuation allowances were primarily for tax loss carryforwards in state, local and Canadian jurisdictions that may expire before being used.

     A reconciliation from the U.S. Federal statutory rate to income tax expense follows:

                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Income tax expense at statutory rates........................    35.0%    35.0%    35.0%
    State/local income taxes, net of Federal benefit.............     5.7      7.6      6.9
    Taxes related to foreign operations..........................     (.1)    (1.2)     (.2)
    (Decrease)/increase in valuation allowances..................    (3.6)    (1.4)     1.6
    Other items, net.............................................     2.7       .9     (2.3)
                                                                     ----     ----     ----
                                                                        -        -        -
    Income tax expense...........................................    39.7%    40.9%    41.0%
                                                                     =====    =====    =====

     The Company made income tax payments of $2.3 million, $3.1 million and $.7 million in 1996, 1995 and 1994 respectively.

     Taxes on receipts (as defined) or capital, imposed by some jurisdictions in lieu of taxes on income are included in general and administrative expenses. These were $.8 million, $.7 million and $2.0 million in 1996, 1995 and 1994 respectively.

     In 1996, the Company received IRS approval to change its tax year-end from September 30 to December 31, effective December 31, 1995.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    FOR THE QUARTER
                                                     ---------------------------------------------
                                                     MARCH 31     JUNE 30     SEPT. 30     DEC. 31
                                                     --------     -------     --------     -------
                                                      (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                         DATA)
1996:
Revenues.........................................    $86,219      $48,685     $ 41,646     $67,084
Operating income.................................     12,143        9,322       12,762       8,911

Income before extraordinary loss.................      4,181        2,498        4,757       2,615
Extraordinary loss, net of income tax benefit....         --           --        1,943          --
Net income.......................................      4,181        2,498        2,814       2,615

Income before extraordinary loss per share.......    $   .36      $   .22     $    .41     $   .22
Extraordinary loss per share.....................         --           --         (.17)         --
                                                     -------      -------      -------     -------
Net income per share.............................    $   .36      $   .22     $    .24     $   .22
                                                     =======      =======      =======     =======
Weighted average shares outstanding..............     11,470       11,507       11,510      11,959
                                                     =======      =======      =======     =======
1995:
Revenues.........................................    $65,176      $35,775     $ 30,998     $66,761
Operating income.................................     10,002        7,975        7,507      11,554
Net income.......................................      3,258        2,140        1,594       3,572

Net income per share.............................    $   .29      $   .19     $    .14     $   .31
                                                     =======      =======      =======     =======
Weighted average shares outstanding..............     11,373       11,386       11,393      11,408
                                                     =======      =======      =======     =======

                                                                      SCHEDULE I

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                           (ALL AMOUNTS IN THOUSANDS)

                                                                           1996         1995
                                                                         --------     --------
ASSETS
  Cash and cash equivalents............................................  $  5,853     $  4,010
  Other current assets.................................................       588          639
  Property, plant and equipment, net...................................    12,287          689
  Other assets.........................................................     4,116        2,017
  Investments in and amounts due from subsidiaries, net................   156,298      130,502
                                                                         --------     --------
          Total assets.................................................  $179,142     $137,857
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term debt......................................................  $  5,000     $     --
  Long-term debt.......................................................    29,000       16,000
  Other liabilities....................................................     4,608        3,027
                                                                         --------     --------
          Total liabilities............................................    38,608       19,027
Stockholders' equity:
  Preferred stock......................................................        --           --
  Common stock.........................................................       120          114
  Additional paid-in capital...........................................   112,836      100,788
  Retained earnings....................................................    28,538       18,070
  Treasury stock, at cost..............................................      (960)        (142)
                                                                         --------     --------
          Total stockholders' equity...................................   140,534      118,830
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $179,142     $137,857
                                                                         ========     ========

           See accompanying notes to condensed financial statements.

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (ALL AMOUNTS IN THOUSANDS)

                                                                 1996        1995        1994
                                                                -------     -------     -------
REVENUES
  Management fees and costs recovered from subsidiaries.......  $11,156     $ 4,918     $ 4,341
  Interest income from subsidiaries...........................    2,015         706         805
                                                                -------     -------     -------
          Total revenues......................................   13,171       5,624       5,146
COSTS AND EXPENSES
  General and administrative..................................   14,262       9,544       7,321
  Interest expense............................................    1,689         426         464
  Other (income) expense, net.................................     (436)         75         106
                                                                -------     -------     -------
          Total costs and expenses............................   15,515      10,045       7,891
Loss before income tax expense, equity in earnings of
  subsidiaries and extraordinary loss.........................   (2,344)     (4,421)     (2,745)
Income tax benefit............................................      820       1,547         961
Equity in earnings of subsidiaries, net.......................   15,575      13,438      10,345
                                                                -------     -------     -------
Income before extraordinary loss..............................   14,051      10,564       8,561
Extraordinary loss on extinguishment of subsidiaries'
  long-term debt, net of subsidiaries income tax benefits.....   (1,943)         --          --
                                                                -------     -------     -------
          NET INCOME..........................................  $12,108     $10,564     $ 8,561
                                                                =======     =======     =======

           See accompanying notes to condensed financial statements.

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (ALL AMOUNTS IN THOUSANDS)

                                                               1996         1995         1994
                                                             --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $ 12,108     $ 10,564     $  8,561
  Reconciliation of net income to cash provided by
     operating activities:
     Equity in earnings of subsidiaries....................   (15,575)     (13,438)     (10,345)
     Dividends received from subsidiaries..................        --        7,000        1,693
     Other, net............................................    (1,266)       2,110          156
                                                             ---------    ---------    ---------
          Net cash (used in) provided by operating
            activities.....................................    (4,733)       6,236           65
                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................   (10,800)          --           --
  Acquisition of energy facilities, net of cash acquired...        --      (18,549)          --
  Investments in and amounts due from subsidiaries, net....    (9,183)       4,167      (29,575)
                                                             ---------    ---------    ---------
          Net cash used in investing activities............   (19,983)     (14,382)     (29,575)
                                                             ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term debt, net.....................................     5,000       (7,500)      (5,031)
  Proceeds of Initial Public Offering......................        --           --       39,892
  Proceeds of long-term borrowings.........................    17,250       16,000           --
  Dividends................................................    (1,640)      (1,594)        (797)
  Issuance (Repurchase) of common stock....................     5,949          506         (148)
                                                             ---------    ---------    ---------
          Net cash provided by financing activities........    26,559        7,412       33,916
                                                             ---------    ---------    ---------
Net increase/(decrease) in cash and cash equivalents.......     1,843         (734)       4,406
Cash and cash equivalents at beginning of year.............     4,010        4,744          338
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year...................  $  5,853     $  4,010     $  4,744
                                                             =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  NON-CASH INVESTING ACTIVITY:
     Acquisition of subsidiary.............................  $  1,037           --           --
                                                             =========    =========    =========
  NON-CASH FINANCING ACTIVITY:
     Issuance of common stock for acquisition of
       subsidiary..........................................  $  1,037           --           --
                                                             =========    =========    =========
     Issuance of common stock for extinguishment of
       long-term debt......................................  $  4,250           --           --
                                                             =========    =========    =========

           See accompanying notes to condensed financial statements.

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(1) TRIGEN ENERGY CORPORATION (PARENT COMPANY) FINANCIAL STATEMENTS

     The accompanying condensed financial information has been prepared in accordance with Regulation S-X of the Securities Act of 1933 and does not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since the user of these statements is assumed to read them in conjunction with Trigen Energy Corporation's consolidated financial statements and the notes thereto for the year ended December 31, 1996 included elsewhere in this document.

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

(2) TRANSACTIONS WITH SUBSIDIARIES

     The Parent Company derives cash from management fees and costs recovered from its subsidiaries, distributions by its subsidiaries and, at times, repayment to the Parent Company from proceeds of long-term financing obtained by the subsidiaries for funds previously advanced to subsidiaries for construction in advance of obtaining permanent financing. Certain subsidiaries have restrictive debt agreements which generally permit distributions to the Parent Company only when certain ratios and other financial covenants are satisfied. Cash available to the Parent Company without restrictions as to use, including amounts distributable by subsidiaries was $7.4 million at December 31, 1996 and $5.6 million at December 31, 1995.

(3) ACQUISITIONS

  Trigen-Colorado

     Trigen-Colorado, a wholly owned subsidiary of the Parent Company, and Nations Energy Corporation ("Nations") of Orlando, Florida formed a partnership to purchase the energy production assets of Coors Brewing Company and Coors Energy Company ("Coors") and to provide steam and electricity to Coors over a 25 year period. On September 14, 1995, the partnership purchased the assets for $22 million, $12 million of which was funded by Trigen-Colorado. The acquisition was accounted for under the purchase method. Trigen-Colorado has a 51% interest in and has consolidated the results of operations of this partnership since the date of acquisition.

  Prince Edward Island

     On August 31, 1995, the Parent Company purchased for $7.3 million the energy production facilities and distribution assets in Charlottetown, Prince Edward Island ("PEI") from the PEI Energy Corporation and the government of PEI. In addition, the Parent Company has committed to invest approximately $23 million to integrate and upgrade the facilities. In exchange, the Province of PEI, Queen Elizabeth Hospital and the University of PEI will purchase their thermal energy needs under thirty year contracts. The acquisition was accounted for under the purchase method and the results of operations of PEI have been included in the accompanying consolidated statement of operations since the date of acquisition.

(4) DEBT

     The Parent Company has bank credit facilities of $22.5 million for general corporate purposes. These committed facilities bear interest at rates based on LIBOR. The balance outstanding under this facility at December 31, 1996 was $5.0 million. The effective rate at December 31, 1996 was 5.9%. The credit facilities were unused at December 31, 1995. The average rate on borrowing under these facilities were 5.8% and 6.5% in 1996 and 1995, respectively.

     On May 24, 1995, a $62.5 million corporate revolving credit facility was completed with a group of banks with Societe Generale as agent. The facility extends through March 1997 with interest at rates based upon the London Interbank Offered Rate (LIBOR). The agreement requires the Parent Company to meet financial tests and contains certain restrictions as to the payment of dividends. The effective interest rate on the borrowings at December 31, 1996 was 6.1%.

     The facility is composed of a $22.5 million revolver committed for two years which is available for general corporate purposes and a $40.0 million revolver committed through March 1997 which is available for acquisitions, construction and development projects. Amounts outstanding at March 31, 1997, under the $40 million revolver portion of this facility can be converted to a three-year loan. The expected sources of repayment are cash flow from existing operations and permanent project financing. The loan agreement permits additional debt on a pari passu basis and permits subordinated debt.

     A new, increased revolving credit agreement is in the final stages of negotiation with the four banks in the current revolver and four additional banks. In the event that the new agreement is not executed on or prior to March 31, 1997, the expiration date on the current revolver will be amended by the four current banks and extended as necessary until consummation of the new agreement.

     The Parent Company has issued certain guarantees relating to the debt of UTC and Trigen-Oklahoma. The Parent Company's guarantee of the UTC debt is limited, except for liabilities of UTC arising from indemnities for environmental matters, to the lesser of $31.7 million or one-third of the amount outstanding ($79.9 million outstanding at December 31, 1996). The Parent Company's guarantee of the Oklahoma term loan ($18.7 million at December 31, 1996) and bonds ($9.0 million at December 31, 1996) remains in place until the later of September, 2017 and the date certain conditions were fulfilled. The guarantee was released on March 21, 1997.

(5) INCOME TAXES

     The Parent Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The Parent Company's state income taxes are filed on a separate return basis. A valuation allowance for state tax loss carryforwards has been provided because there are carryforwards which may expire before being used.

                                                                     SCHEDULE II

                           TRIGEN ENERGY CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                           (ALL AMOUNTS IN THOUSANDS)

                                                BALANCE AT      CHARGED TO
                                               BEGINNING OF     COSTS AND                     BALANCE AT
                DESCRIPTIONS                       YEAR          EXPENSES      DEDUCTIONS     END OF YEAR
---------------------------------------------  ------------     ----------     ----------     -----------
Year ended December 31, 1994:
  Allowance for doubtful accounts:...........      $249             448           (129)         $   568
Year ended December 31, 1995:
  Allowance for doubtful accounts:...........      $568             208            (79)         $   697
Year ended December 31, 1996:
  Allowance for doubtful accounts:...........      $697             664           (233)         $ 1,128

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York on March 27, 1997.

                                          TRIGEN ENERGY CORPORATION

                                          By       /s/ THOMAS R. CASTEN
                                            ------------------------------------
                                            Thomas R. Casten
                                            President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.

                  SIGNATURE                                         TITLE
---------------------------------------------    --------------------------------------------

            /s/ THOMAS R. CASTEN                 Director, President and Chief Executive
---------------------------------------------      Officer
              Thomas R. Casten                     (Principal Executive Officer)

             /s/ DAVID H. KELLY                  Vice President -- Finance, Chief Financial
---------------------------------------------      Officer
               David H. Kelly

            /s/ DANIEL J. SAMELA                 Controller (Principal Accounting Officer)
---------------------------------------------
              Daniel J. Samela
            /s/ RICHARD E. KESSEL                Director, Executive Vice President, Chief
---------------------------------------------      Operating Officer
              Richard E. Kessel

             /s/ GEORGE F. KEANE                 Director and Chairman of the Board
---------------------------------------------
               George F. Keane

                                                 Director
---------------------------------------------
             Philippe Brongniart

        /s/ DOMINIQUE MANGIN D'OUINCE            Director
---------------------------------------------
          Dominique Mangin d'Ouince

             /s/ PATRICK DESNOS                  Director
---------------------------------------------
               Patrick Desnos

            /s/ MICHEL BLEITRACH                 Director
---------------------------------------------
              Michel Bleitrach

            /s/ FRANCOIS FAESSEL                 Director
---------------------------------------------
              Francois Faessel

              /s/ MICHEL CASSOU                  Director
---------------------------------------------
                Michel Cassou

           /s/ CHARLES E. BAYLESS                Director
---------------------------------------------
             Charles E. Bayless

            /s/ JONATHAN O'HERRON                Director
---------------------------------------------
              Jonathan O'Herron

                           TRIGEN ENERGY CORPORATION

                               INDEX OF EXHIBITS

EXHIBIT                                          DESCRIPTION
-------       ---------------------------------------------------------------------------------
2.1**    --   Stock Purchase Agreement, dated December 3, 1993, among Catalyst Energy
              Corporation, Trigen, and Trigen Acquisition, Inc.
2.2**    --   Agreement and Plan of Merger, dated as of October 18, 1993, among Trigen, Trigen
              Acquisition, Inc. and United Thermal Corporation.
3.1**    --   Restated Certificate of Incorporation of Trigen (Registration Statement No.
              33-80410)
3.2**    --   Restated and Amended By-Laws of Trigen (Registration Statement No. 33-80410)
4.1**    --   Credit Agreement, dated as of December 2, 1993, among Trigen Acquisition Inc.,
              Trigen, the Lenders named therein, and Toronto Dominion (Texas), Inc., as Agent
              (Registration Statement No. 33-80410).
4.2**    --   Loan Agreement, dated as of June 1, 1993, between Trigen-Trenton District Energy
              Company, L.P. and the New Jersey Economic Development Authority (District Heating
              and Cooling Revenue Bonds) (Registration Statement No. 33-80410).
4.3**    --   Construction, Term Loan and Reimbursement Agreement, dated as of August 21, 1990, among Nassau District Energy Corporation, Toronto Dominion Bank, Chicago Branch,
              as Letter of Credit Issuing Bank, the Banks named therein and Toronto Dominion
              Bank Trust Company, as Agent and Security Representative (Registration Statement
              No. 33-80410).
4.4**    --   See Exhibits 3.1 and 3.2 (Registration Statement No. 33-80410).
4.5**    --   Credit Agreement dated as of May 24, 1995 between Trigen Energy Corporation and
              Societe Generale, New York Branch, as Administrative Agent.
4.6**    --   Construction and Term Loan Agreement dated as of August 11, 1995 between
              Trigen-Peoples District Energy Company and The Prudential Insurance Company of
              America.
4.7*     --   Amended and Restated Credit and Acceptance Agreement dated as of December 20,
              1996 among Trigen Energy Canada Inc., Certain Commercial Lending Institutions as
              the Lenders, Societe Generale, New York Branch, as the Administrative Agent for
              the Lenders and Societe Generale (Canada) as the Collateral Agent for the
              Lenders.
9.1**    --   Stockholders' Agreement, dated August 10, 1994 by and among Trigen, Thomas R.
              Casten, Michael Weiser, Eugene E. Murphy, Richard E. Kessel, John J. Ludwig,
              Cofreth American Corporation and Compagnie Parisienne de Chauffage Urbain, S.A.
              (Registration Statement No. 33-80410).
9.2**    --   Stockholder's Agreement dated as of January 17, 1996 by and between Thomas Ewing and Trigen Energy Corporation.
10.1**   --   Securities Purchase Agreement, dated as of November 18, 1993 between Trigen
              Lindbergh Corporation and Trust Company of the West, as Agent (Registration
              Statement No. 33-80410).
10.2**   --   Reimbursement and Credit Agreement, dated as of September 1, 1992, among Trigen-
              Oklahoma District Energy Corporation, the Banks named therein, and Societe
              Generale, Southwest Agency, as Agent and Collateral Agent (Registration Statement
              No. 33-80410).
10.3**   --   Loan Agreement, dated as of September 1, 1992, between Oklahoma City Industrial and Cultural Facilities Trust, as Lender and Trigen-Oklahoma District Energy
              Corporation, as Borrower (District Heating and Cooling Revenue Bonds, Series
              1992) (Registration Statement No. 33-80410).
10.4**   --   Lease Agreement, dated as of August 1, 1990, between Town of Hempstead Industrial
              Development Agency and Nassau District Energy Corporation (Industrial Development
              Revenue Bonds) (Registration Statement No. 33-80410).
10.7**   --   Letter Agreement, dated February 24, 1994, between Trigen and Credit Commerciale de France, New York Branch, (Registration Statement No. 33-80410).
10.8**   --   Standby Letter of Credit Agreement, dated November 16, 1993, between Trigen and
              Societe Generale, New York Branch (Registration Statement No. 33-80410).
10.9**   --   Application and Agreement for Irrevocable Standby Letter of Credit, dated
              December 14, 1992, between Societe Generale, New York Branch, and Trigen-Chicago
              District Energy Corporation (Registration Statement No. 33-80410).

EXHIBIT                                          DESCRIPTION
-------       ---------------------------------------------------------------------------------
10.11**  --   Noncompetition Agreement, dated December 3, 1993, among Catalyst Energy
              Corporation, Great Lakes Power Limited, Century Power Corporation, Trigen
              Acquisition, Inc. and Trigen (Registration Statement No. 33-80410).
10.12**  --   Site Lease Agreement, dated as of December 16, 1992, between Metropolitan Pier and Exposition Authority and Trigen-Peoples District Energy Company (Registration
              Statement No. 33-80410).
10.13**  --   Lease Agreement, dated as of November 30, 1993, between Housing Authority of
              Baltimore City and Baltimore Thermal Energy Corporation (Registration Statement
              No. 33-80410).
10.14**  --   Spring Gardens Land Lease, dated February 28, 1985, between Baltimore Gas and
              Electric Company and Baltimore Steam Company (Registration Statement No.
              33-80410).
10.15**  --   Lease Agreement, dated as of June 26, 1991, between King Real Estate Corporation,
              Trustee of King Terminal Trust and Boston Thermal Energy Corporation, as amended by the First Amendment to Lease, dated July 5, 1991, and by the Second Amendment to Lease, dated June 23, 1992. (Registration Statement No. 33-80410).
10.16**  --   Lease Agreement, dated as of April 1, 1991, between Aetna Life Insurance Company and Boston Thermal Energy Corporation (Registration Statement No. 33-80410).
10.17**  --   Lease Agreement, dated March 29, 1990, between Kansas City Power & Light Company and Trigen-Kansas City District Energy Corporation (Registration Statement No.
              33-80410).
10.18**  --   Indenture, dated September 14, 1993, between George Chioros Holdings Ltd., as
              Lessor, and Trigen-London District Energy Corporation, as Lessee (Registration
              Statement No. 33-80410).
10.19**  --   Standard Lease, dated as of August 7, 1990, between the United States Postal
              Service and Trigen-Oklahoma District Energy Corporation (Registration Statement
              No. 33-80410).
10.20**  --   Schuylkill Station Lease Agreement, dated January 30, 1987, between Philadelphia
              Electric Company and Philadelphia Thermal Corporation (Registration Statement No.
              33-80410).
10.21**  --   Amended and Restated Site Lease, dated September 17, 1993, between Philadelphia
              Thermal Energy Corporation and Grays Ferry Cogeneration Partnership (Registration
              Statement No. 33-80410).
10.22**  --   Lease Agreement, dated as of March 5, 1975, between the City of St. Louis and
              Union Electric Company (Registration Statement No. 33-80410).
10.23**  --   Ground Lease, dated as of December 1, 1982, between the City of Trenton and
              Trenton District Energy Company (Registration Statement No. 33-80410).
10.24**  --   Thermal Energy Agreement, dated July 22, 1981, between Mercer Medical Center and
              Trenton District Energy Company, as amended September 1981, as amended August 22,
              1984, and as further amended May 27, 1986 (Registration Statement No. 33-80410).
10.27**  --   See Exhibits 4.1, 4.2 and 4.3 (Registration Statement No. 33-80410).
10.28**  --   Trigen Energy Corporation 1994 Director Stock Plan (Registration Statement No.
              33-80410).
10.29**  --   Trigen Energy Corporation 1994 Stock Incentive Plan (Registration Statement No.
              33-80410).
10.30**  --   Intercompany Services and License Agreement, dated August 10, 1994, between
              Ufiner-Cofreth, S.A. and Trigen (Registration Statement No. 33-80410).
10.31**  --   Form of Employment Agreement, dated as of August 12, 1994 between Trigen and
              Thomas R. Casten (Form 10-K Annual Report for 1994).
10.32**  --   Form of Employment Agreement, dated as of August 12, 1994, between Trigen and
              Richard E. Kessel (Form 10-K Annual Report for 1994).
10.33**  --   Form of Employment Agreement, dated as of August 12, 1994, between Trigen and
              John J. Ludwig (Form 10-K Annual Report for 1994).
10.34**  --   Form of Employment Agreement, dated as of August 12, 1994, between Trigen and
              Eugene E. Murphy (Form 10-K Annual Report for 1994).
10.35**  --   Form of Employment Agreement, dated as of August 12, 1994, between Trigen and
              Michael Weiser (Form 10-K Annual Report for 1994).
10.36**  --   Acquisition Agreement dated March 1, 1996 among Adwin (Schuylkill) Cogeneration,
              Inc., O'Brien (Schuylkill) Cogeneration, Inc. and Trigen -- Schuylkill
              Cogeneration, Inc.
10.37**  --   Amended and Restated Partnership Agreement dated March 1, 1996 among Adwin
              (Schuylkill) Cogeneration, Inc., O'Brien (Schuylkill) Cogeneration, Inc. and
              Trigen -- Schuylkill Cogeneration, Inc.

EXHIBIT                                          DESCRIPTION
-------       ---------------------------------------------------------------------------------
11*      --   Computation of Earnings Per Share.
21*      --   Subsidiaries of Trigen.
23.1*    --   Consent of KPMG Peat Marwick LLP.
27       --   Financial Data Schedule (for electronic filing only)

---------------
 * Filed herewith.
** Incorporated by reference to the corresponding exhibit to the indicated prior filing.