Form 10-Q
period 1997-03-31
TRIGEN ENERGY CORP
filed 1997-05-13
CIK 925655

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                          Yes   X          No

       There were 12,016,492 shares of the Registrant's Common Stock outstanding as of May 12, 1997.

                TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                           INDEX TO FORM 10-Q

                       Quarter Ended March 31, 1997





Part I - Financial Information:                                          Page

   Item 1.  Financial Statements

   Consolidated Statements of Operations for the Three Months
   Ended March 31, 1997 and 1996 (Unaudited)                               2

   Colidated Balance Sheets as of March 31, 1997 (Unaudited)
   and December 31, 1996                                                   3

   Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1997 and 1996 (Unaudited)                               4

   Notes to Consolidated Financial Statements (Unaudited)                  5

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           6

Part II - Other Information:                                               8

Signature                                                                  9


Part I -  Financial Information
Item 1.  Financial Statements

                       TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Three Months Ended March 31, 1997 and 1996
                                         Unaudited
                         (In thousands, except per share data)

                                                  1997        1996

Revenues
Thermal energy                                    $66,324     $69,605
Electric energy                                    14,088      12,754
Fees earned and other                               3,109       3,860
                                                   ------      ------
     Total revenues                                 83,521     86,219

Operating expenses
   Fuel and consumables                             46,503     47,808
   Production and operating costs                   14,182     13,161
   Depreciation                                      4,764      4,193
   General and administrative                        9,495      8,914
     Total operating expenses                       74,944     74,076
                                                    ------     ------

Operating income                                     8,577     12,143

   Interest expense, net                             4,056      4,250
                                                    ------     ------

Income before minority interests and  income taxes   4,521      7,893
Minority interests in earnings of subsidiaries         734        801
                                                    ------     ------
Income before income taxes                           3,787      7,092

Income taxes                                         1,553      2,911
                                                    ------     ------

Net income                                          $2,234     $4,181
                                                    ======     ======

Net income per share                                $  .19     $  .36
                                                    ======     ======

Average shares outstanding                          11,982     11,469
                                                    ======     ======

Dividends per share                                 $ .035     $ .035
                                                    ======     ======



          See accompanying notes to consolidated financial statements.

                       TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                                     March 31, December 31,
                                                      1997         1996
                                     (Unaudited)
<STUB>
Assets
Current assets
   Cash and cash equivalents                          $ 19,321   $ 14,598
   Accounts receivable
     Trade (less allowance for doubtful accounts
     of $1,370 in 1997 and $1,128 in 1996)              34,204     35,436
      Other                                              3,633      3,479
                                                       -------    -------
      Total accounts receivable                         37,837     38,915
   Inventories                                           6,371      6,900
   Other current assets                                  6,248      7,346
                                                       -------    -------
      Total current assets                              69,777     67,759
Non-current cash and cash equivalents                   12,135     10,678
Property, plant and equipment, net                     376,571    374,549
Investment in non-consolidated partnerships              8,863      8,781
Intangible assets                                       14,273     14,390
Other assets                                            19,854     18,279
                                                       -------    -------
      Total assets                                    $501,473   $494,436
                                                      ========   ========

Liabilities and Stockholders' Equity
Current liabilities
   Short-term debt                                    $ 17,200   $ 18,500
   Current portion of long-term debt                    13,780     13,499
   Accounts payable                                      5,105      7,800
   Accrued fuel                                         14,461     14,394
   Accrued expenses and other current liabilities       28,936     19,102
                                                       -------    -------
      Total current liabilities                         79,482     73,295
Long-term debt                                         224,848    226,487
Other liabilities                                        7,818      7,755
Deferred income taxes                                   28,946     29,597
                                                       -------    -------
      Total liabilities                                341,094    337,134

Minority interests in subsidiaries                      17,101     16,768

Stockholders' equity
   Preferred stock-$.01 par value, authorized and
    unissued 15,000,000 shares                            -          -
   Common stock-$.01 par value, authorized 60,000,000
    shares, issued 12,038,057 shares in
    1997 and 12,010,597 shares in 1996                     120        120
   Additional paid-in capital                          113,602    112,836
   Retained earnings                                    30,352     28,538
   Treasury stock, at cost, 38,267 shares in 1997
    and 46,140 shares in 1996                             (796)      (960)
                                                     ---------   --------
       Total stockholders' equity                      143,278    140,534
                                                     ---------   --------
       Total liabilities and stockholders' equity    $501,473    $494,436
                                                     =========   ========

             See accompanying notes to consolidated financial statements.



                         TRIGEN ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1997 and 1996
                                 Unaudited
                               (In thousands)
                                                     1997     1996

Cash flows from operating activities
   Net income                                      $2,234    $4,181
   Reconciliation of net income to cash
    provided by operating activities
      Depreciation and amortization                 5,647     4,811
      Deferred income taxes                          (651)    2,832
      Provision for doubtful accounts                 146        66
      Minority interests in subsidiaries              734       801
      Changes in assets and liabilities
         Accounts receivable                          932    (1,535)
         Inventories and other current assets       1,627     2,749
         Accounts payable and other current
          liabilities                               7,207     3,489
         Noncurrent assets and liabilities         (2,361)     (699)
                                                  -------   -------
         Net cash provided by operating
          activities                               15,515    16,695
                                                  -------   -------

Cash flows from investing activities
   Capital expenditures                            (6,786)   (6,385)
   Investment in non-consolidated partnerships,
    net                                                -     (2,153)
                                                  -------   -------
         Net cash used in investing activities     (6,786)   (8,538)
                                                  -------   -------
Cash flows from financing activities
   Decrease in short-term debt                     (1,300)  (10,065)
   Proceeds of long-term debt                       1,601     7,000
   Payments of long-term debt                      (2,959)   (1,605)
   Dividends paid                                    (420)     (403)
   Issuance of common stock, net                      930       729
   Proceeds from sale of interest rate caps             -     1,003
   Distribution to minority interests                (401)     (884)
                                                  -------   -------
         Net cash used in financing activities     (2,549)   (4,225)
                                                  -------   -------
Cash and cash equivalents
   Increase                                         6,180     3,932
   At beginning of period                          25,276    20,175
                                                  -------   -------
   At end of period                               $31,456   $24,107
                                                  =======   =======

   Current                                         $19,321   $14,091
   Non-current                                      12,135    10,016
                                                   -------   -------
   At end of period                                $31,456   $24,107
                                                   =======   =======

Supplemental disclosure of cash flow information
   Cash paid during the period for
         Interest                                  $ 4,078   $ 4,325
                                                   =======   =======
         Income taxes                                  661     1,054
                                                   =======   =======
   Non-cash investing activity
         Acquisition of subsidiary                     -       1,037
                                                   =======   =======
   Non-cash financing activity
         Issuance of common stock for
          acquisition of subsidiary                    -       1,037
                                                   =======   =======

             See accompanying notes to consolidated financial statements.

[CAPTION]
                        TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         (Unaudited)
1.  Basis of Presentation

   Trigen Energy Corporation (the "Company"), develops, owns and operates commercial district energy cogeneration systems. Trigen uses its expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity at more efficient conversion rates than conventional processes. Trigen combines heat and power generation, producing electricity as a by-product, for use in its facilities and for sale to customers. The Company serves more than 1,500 customers with energy produced at 24 plants in 14 locations, including industrial plants, electric utilities, commercial and office buildings, government buildings, colleges and universities, hospitals, residential complexes and hotels.

   The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1997, and the results of operations and the cash flows for the three months ended March 31, 1997 and 1996. The results of operations and cash flows for the three month period ended March 31, 1997 are not indicative of those to be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.   Use of Estimates

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Revenues and operating income are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer. Due to the seasonality of the Company's business, cost of energy sold for interim periods within a calendar year is based on average costs to produce and deliver energy. Effective January 1, 1997, the Company changed its estimate of the average costs to produce and deliver energy. The first quarter's net income reflects an increase of $.6 million ($.05 per share) relating to this change. The Company expects the change to negatively impact the second and third quarters' operating results and to positively impact the first and fourth quarter results.

3.   Subsequent Event

   In March, 1990 a suit was filed by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with the Company's acquisition of the Kansas City steam system. On May 2, 1997, a judgment was entered against the Company in the amount of $4,271,000. The Company believes that the judgment was unwarranted. It will take all appropriate legal steps including an appeal, if necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended March 31, 1997 Compared with Three Months ended March 31,
1996

Overview

   For the quarter ended March 31, 1997, the Company reported net income of $2.2 million, or $.19 per common share. First quarter earnings in 1996 were $4.2 million, equal to $.36 per common share. Revenues were $83.5 million in the first quarter compared with $86.2 million last year. The unusually mild weather in the Northeast, especially compared with last year's severe winter, was a main factor contributing to the lower level of revenues and profits. The Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

   Operating income for the first quarter was $8.6 million compared with $12.1 million a year ago. Last year's earnings included $1.9 million of income related to the completion of the financing of the Greys Ferry Cogeneration Project in Philadelphia. Also contributing to the first quarter earnings decline were higher legal fees.

   Effective January 1, 1997, the Company changed its estimate of the average cost to produce and deliver energy. See Note 2 of the Notes to Consolidated Financial Statements.

Revenues

   Revenues of $83.5 million were down $2.7 million, or 3% from the first quarter of 1996, as a result of the mild weather this year compared with the severe winter last year. Thermal energy sales were down $3.3 million to $66.3 million, while electric energy sales of $14.1 million were higher by $1.3 million or 10%. Units of energy sold were down approximately 10% in the first quarter. Energy systems in Baltimore, Boston and Philadelphia were particularly affected by the milder winter weather. Offsetting in part the revenue decline due to the weather were higher fuel prices, which were largely passed through to customers. Fees earned and other revenue last year included income resulting from completion of financing for the Grays Ferry Cogeneration Project.

Operating Expenses

   Fuel and consumables' costs were $46.5 million in the first quarter compared with $47.8 million last year. This decrease reflected the lower level of revenues. However, as a percent of revenues, fuel and consumables' costs increased to 55.7% from 55.4% in the first quarter of 1996 due primarily to higher fuel prices.

   Production and operating costs increased 8% to $14.2 million in the first quarter from $13.2 million in the like quarter last year; and as a percent of revenues increased to 17.0% from 15.3% in 1996. Contributing to this increase was the expansion of the Ewing Power Systems operation, which was acquired in the first quarter of 1996.

   Depreciation expense was $4.8 million compared with $4.2 million last year. The increase reflects the high level of capital expenditures during 1996.

   General and administrative expenses increased 7% in the first quarter to $9.5 million. This increase was due to higher legal fees, including litigation costs for the antitrust suit brought by the Company against OG&E in Oklahoma City.

Interest Expense, Net

   Net interest expense declined 5% to $4.1 million due primarily to the substitution of debt with high interest rates with debt at lower interest rates.

Income Taxes

   The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for both the first quarter of 1997 and 1996 was 41.0%.

Liquidity and Financial Position

   Cash and cash equivalents were $31.5 million at March 31, 1997, an increase of $6.2 million. Working capital was a negative $9.7 million at the end of the first quarter compared with a negative $5.5 million at December 31, 1996. This negative working capital will be funded through cash from operations and borrowings under the Company's revolving credit agreement. At March 31, 1997, receivables decreased 3% to $37.8 million and inventories were down 8% to $6.4 million from the balances at the end of 1996. Accounts payable were down $2.7 million to $5.1 million, and accrued expenses and other current liabilities were up $9.8 million to $28.9 million at March 31, 1997.

   The Company's primary source of funds for its business activities and repaying its debt has been from operations. Cash generated from operating activities was $15.5 million for the first three months of 1997 compared with $16.7 million in the like period last year. The lower cash from operations in 1997 was due primarily to the earnings decline. The $15.5 million of cash generated during the first three months of 1997 was used to invest $6.8 million in capital expenditures, repay $2.7 million of debt, and pay $.4 million in dividends to shareholders and $.4 million to minority interests. The remaining $5.2 million of cash generated from operations was added to cash and cash equivalents at March 31, 1997.

   At March 31, 1997, total debt was $255.8 million compared with $258.5 million at year end 1996. On April 4, 1997, the Company entered into a $160 million revolving credit agreement with several banks. This facility is for an initial period of three years and may be extended by a total of two one-year extensions. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the Eurodollar rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. On April 7, an initial borrowing of $38.0 million was made under the new facility, of which $36.0 million was used to repay the prior revolving credit facility.

   During the first three months of 1997, stockholders' equity increased $2.7 million to $143.3 million at March 31, 1997. This increase reflects $2.2 million of net income, $.8 million from the issuance of common stock and $.1 million of proceeds from the exercise of stock options; offset by $.4 million dividend payment to shareholders.

   The Company's planned capital expenditures for upgrades, expansions, environmental matters and other improvements are material. The Company believes that cash provided by operations, cash on hand and available credit facilities will be sufficient to finance its capital program and several new development projects.

   In March, 1990 a suit was filed by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with the Company's acquisition of the Kansas City steam system.
On May 2, 1997, a judgment was entered against the Company in the amount of $4,271,000. The Company believes that the judgment was unwarranted. It will take all appropriate legal steps including an appeal, if necessary.

Impact of New Accounting Standard

   Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128), will require presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. Based on preliminary analysis, the Company does not expect the adoption of SFAS No. 128 to significantly impact earnings per share for periods previously presented.

Part II - Other Information

Item 1.  Legal Proceedings

   In March, 1990 a suit was filed by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with the Company's acquisition of the Kansas City steam system.
On May 2, 1997, a judgment was entered against the Company in the amount of $4,271,000. The Company believes that the judgment was unwarranted. It will take all appropriate legal steps including an appeal, if necessary.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  The following exhibit is filed as part of this report:

              27  Financial Data Schedule

         (b) No reports on Form 8-K were filed for the three months ended March 31, 1997.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRIGEN ENERGY CORPORATION



                                             /s/ David H. Kelly
                                                 David H. Kelly
                                                 Vice President, Finance and
                                                 Chief Financial Officer


                                            /s/  Daniel J. Samela
                                                 Daniel J. Samela
                                                 Controller



Date:  May 12, 1997