Form 10-Q
period 1997-06-30
TRIGEN ENERGY CORP
filed 1997-08-13
CIK 925655

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                               OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ___________

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

                     ________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X          No

     There were 12,020,427 shares of the Registrant's Common Stock outstanding as of August 8, 1997.

           TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                  Quarter Ended June 30, 1997



Part I - Financial Information:                                Page

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three
     and Six Months Ended June 30, 1997 and 1996 (Unaudited)     2

     Consolidated Balance Sheets as of June 30, 1997
     (Unaudited) and December 31, 1996                           3

     Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 1997 and 1996 (Unaudited)             4

     Notes to Consolidated Financial Statements (Unaudited)      5

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations               6

Part II - Other Information                                      9

Signature                                                       10

Part I -Financial Information
Item 1.  Financial Statements

             TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1997 and 1996
                              Unaudited
               (In thousands, except per share data)

                                  Three Months        Six Months
                                  1997     1996      1997     1996
Revenues
   Thermal energy...             $34,129  $37,051  $100,453 $106,656
   Electric energy.               11,474    9,623    25,562   22,377
   Fees earned and other           2,504    2,011     5,613    5,871
                                  ------   ------   -------  -------
      Total revenues..            48,107   48,685   131,628  134,904
                                  ------   ------   -------  -------
Operating expenses
   Fuel and consumables           19,974   20,412    66,477   68,220
   Production and                 10,891    8,715    25,073   21,876
   operating costs
   Depreciation                    3,526    3,157     8,290    7,350
   General and administrative      7,542    7,079    17,037   15,993
                                  ------   ------   -------  -------
      Total operating expenses    41,933   39,363   116,877  113,439
                                  ------   ------   -------  -------
Operating income                   6,174    9,322    14,751   21,465

Interest expense, net              4,205    4,380     8,261    8,630
                                  ------    -----    ------   ------
Income before minority
  interests and income taxes.      1,969    4,942     6,490   12,835
Minority interests in earnings
  of subsidiaries                    795      700     1,529    1,501
                                  ------   ------    ------   ------
Income before income taxes         1,174    4,242     4,961   11,334

Income taxes                         481    1,744     2,034    4,655
                                  ------   ------    ------   ------
Net income                     $     693  $ 2,498  $  2,927  $ 6,679
                                 -------  -------  --------  -------
Net income per share           $     .06  $   .22  $    .24  $   .58
                                 -------  -------  --------  -------
Average shares outstanding        12,119   11,507    12,108   11,488
                                 -------  -------  --------  -------
Dividends per share            $    .035  $  .035  $    .07  $   .07
                                 -------  -------  --------  -------


           See accompanying notes to consolidated financial statements

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                              June 30,        December 31,
                                                1997              1996
                                            (Unaudited)
Assets
Current assets
  Cash and cash equivalents                     $14,053         $14,598
  Accounts receivable
     Trade (less allowance for doubtful
         accounts of $1,215 in 1997 and
         $1,128 in  1996)                        20,596          35,436
     Other                                        6,071           3,479
                                                -------          ------
     Total accounts receivable                   26,667          38,915
  Inventories                                     6,535           6,900
  Other current assets                            8,684           7,346
                                                -------         -------
     Total current assets                        55,939          67,759
Non-current cash and cash equivalents             8,832          10,678
Property, plant and equipment, net              379,980         374,549
Investment in non-consolidated partnerships       9,290           8,781
Intangible assets                                14,059          14,390
Other assets                                     18,538          18,279
                                                -------         -------
     Total assets                              $486,638        $494,436
                                               --------        --------
Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                              $   --           $18,500
  Current portion of long-term debt              14,187          13,499
  Accounts payable                                2,282           7,800
  Accrued fuel                                   10,703          14,394
  Accrued expenses and other current
     liabilities                                 25,989         19,102
                                               --------       --------
     Total current liabilities                   53,161         73,295
Long-term debt                                  234,858        226,487
Other liabilities                                 7,280          7,755
Deferred income taxes                            30,030         29,597
                                               --------       --------
     Total liabilities                          325,329        337,134

Minority interests in subsidiaries               17,397         16,768

Stockholders' equity
   Preferred stock-$.01 par value, authorized
     and unissued 15,000,000 shares                 --            --
   Common stock-$.01 par value, authorized
     60,000,000 shares, issued 12,053,672
     shares in 1997 and 12,010,597 shares
     in 1996                                        121           120
   Additional paid-in capital                   113,892       112,836
   Retained earnings                             30,624        28,538
   Treasury stock, at cost 34,831 shares
     in 1997 and 46,140 shares in 1996             (725)       (  960)
                                               --------      --------
     Total stockholders' equity                 143,912       140,534
     Total liabilities and stockholders'       --------      --------
        equity                                 $486,638      $494,436
                                               --------      --------
See accompanying notes to consolidated financial statements.


                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 1997 and 1996
                                 Unaudited
                                (In thousands)

                                                        1997       1996
Cash flows from operating activities
   Net income                                         $ 2,927    $ 6,679
   Reconciliation of net income to
        cash provided by operating activities
      Depreciation and amortization                    10,038      8,587
      Deferred income taxes                               433      2,892
      Provision for doubtful accounts                     317        206
      Minority interests in subsidiaries                1,529      1,501
      Changes in assets and liabilities
         Accounts receivable                           11,931     12,944
         Inventories and other current assets            (973)      (806)
         Accounts payable and other                    (2,322)    (5,341)
            current liabilities

         Noncurrent assets and liabilities             (1,334)      (751)
                                                    ---------     -------
         Net cash provided by operating activities     22,546     25,911
                                                    ---------     -------
Cash flows from investing activities
   Capital expenditures                               (13,947)   (12,073)
   Investment in non-consolidated partnerships         (1,100)    (2,075)
                                                     --------   --------
      Net cash used in investing activities           (15,047)   (14,148)
                                                     --------   --------
Cash flows from financing activities
   Decrease in short-term debt                        (18,500)   (14,165)
   Proceeds of long-term debt                          43,978      8,000
   Payments of long-term debt                         (34,919)    (7,401)
   Dividends paid                                        (841)      (808)
   Issuance of common stock, net                        1,292        415
   Proceeds from sale of interest rate caps             --         1,003
   Distribution to minority interests                    (900)    (1,534)
                                                      -------    -------
      Net cash used in financing activities            (9,890)   (14,490)
                                                      -------    -------
Cash and cash equivalents
   Decrease                                            (2,391)    (2,727)
   At beginning of period                              25,276     20,175
                                                      -------    -------
   At end of period                                   $22,885    $17,448
                                                      -------    -------
   Current                                            $14,053    $ 6,635
   Non-current                                          8,832     10,813
                                                      -------    -------
   At end of period                                   $22,885    $17,448
                                                      -------    -------
Supplemental disclosure of cash flow information
   Cash paid during the period for
      Interest                                        $ 8,320    $ 9,577
                                                      -------   --------
      Income taxes                                      2,264      1,472
                                                      -------   --------
   Non-cash investing activity
      Acquisition of subsidiary                            --      1,037
                                                      -------    -------
   Non-cash financing activity
      Issuance of common stock for
        acquisition of subsidiary                          --      1,037
                                                      -------    -------
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

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month period ended June 30, 1997 are not indicative of those to be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.   Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Revenues and operating income are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer. Due to the seasonality of the Company's business, cost of energy sold for interim periods within a calendar year is based on average costs to produce and deliver energy. Effective January 1, 1997, the Company changed its estimate of the average costs to produce and deliver energy. Although, the impact of this change on second quarter net income was not significant, the change increased net income for the six months ended June 30, 1997 by $.6 million or $.05 per share. The Company expects the change to negatively impact the third quarter operating results and to positively impact the fourth quarter results.

3.   Subsequent Event

     On May 2, 1997, following a jury trial in a suit by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with the Company's acquisition of the Kansas City steam system, a judgment was entered against the Company in the amount of $4,271,000. On August 6, 1997, the Court set aside the jury verdict and granted judgment for the Company. In the event this new judgment in favor of the Company is vacated or reversed on appeal, a new trial is ordered. The Company believes that this judgment in its favor should be sustained upon any appeal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended June 30, 1997 compared with Three Months ended June 30, 1996

Overview

     For the quarter ended June 30, 1997, the Company reported net income of $.7 million, or $.06 per common share. Second quarter earnings in 1996 were $2.5 million, equal to $.22 per common share. Revenues were $48.1 million in the second quarter compared with $48.7 million last year. Operating income for the second quarter was $6.2 million compared with $9.3 million a year ago. The mild spring weather compared to last year and non-operational cost factors contributed to the earnings shortfall. Non-operating cost factors reduced second quarter earnings by $.08 per common share. The Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

     Effective January 1, 1997, the Company changed its estimate of the average cost to produce and deliver energy. See Note 2 of the Notes to Consolidated Financial Statements.

Revenues

     Revenues of $48.1 million were down $.6 million as a result of the mild spring weather. Thermal energy sales declined $2.9 million, or 8%, to $34.1 million, while electric energy sales of $11.5 million were higher by $1.9 million or 19%. Units of energy sold were down approximately 11% in the second quarter. Energy systems in Baltimore and Philadelphia were particularly affected by the mild weather. Offsetting the revenue decline in part were higher fuel prices, which are largely passed through to customers. Fees earned and other revenue increased 25% in the second quarter reflecting the expansion of the Ewing Power Systems operation, which was acquired in the first quarter of 1996. Offsetting in part this increase were costs incurred for establishing and marketing new joint ventures.

Operating Expenses

     Fuel  and  consumables' costs were $20.0 million  in  the  second  quarter compared with $20.4 million in the like quarter last year. This decrease reflected the lower level of revenues, offset in part by higher fuel costs. As a percent of revenues, fuel and consumables' costs were 41.5% in the second quarter compared with 41.9% last year.

     Production and operating costs increased 25% to $10.9 million in the second quarter from $8.7 million last year; and as a percent of revenues increased to 22.6% from 17.9% in 1996. This increase was due to expansion of Ewing Power Systems and a pipeline rupture in St. Louis. In addition, production and operating costs for 1996 included an arbitration award of $1.0 million, net of expenses.

     Depreciation expense was $3.5 million compared with $3.2 million last year. The increase reflects the high level of capital expenditures in the second half of 1996.

     General and administrative expenses increased 7% in the second quarter to $7.5 million due mainly to higher legal fees. As a percent of revenues, general and administrative expenses increased to 15.7% from 14.5% last year.

Interest Expense, Net

     Net interest expense declined 4% to $4.2 million due primarily to repayment of high interest rate debt.

Income Taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate was 41.0% in the second quarter of 1997 and 41.1% in the second quarter of 1996.

Six Months ended June 30,1997 compared with Six Months ended June 30, 1996

Overview

    For the six months ended June 30,1997, the company reported net income of $2.9 million, or $.24 per common share. This compared to net income of $6.7 million and $.58 per common share last year. Operating income was $14.8 million on revenues of $131.6 million in the first six months of 1997 compared with operating income of $21.5 million on revenues of $134.9 million in 1996.

Revenues

     Revenues of $131.6 million were down $3.3 million, or 2%, due to the mild weather this year. Thermal energy sales were down $6.2 million to $100.5 million, while electric energy sales increased $3.2 million to $25.6 million. Units of energy sold were down approximately 10% in the first six months of 1997. Energy systems in Baltimore, Boston and Philadelphia were particularly affected by the milder weather. Offsetting the revenue decline in part were higher fuel prices, which are largely passed through to customers. The decline in fees earned and other revenue was due to costs incurred for establishing and marketing new joint ventures and to the inclusion last year of income resulting from completion of financing for the Grays Ferry Cogeneration Project. This decline was partially offset by expansion of Ewing Power systems.

Operating Expenses

    Fuel and consumables' costs were $66.5 million in 1997 compared with $68.2 million last year. This decrease reflected the lower level of revenues, offset in part by higher fuel costs. As a percent of revenues, fuel and consumables' costs were 50.5% in 1997 and 50.6% in 1996.

    Production and operating costs increased 15% to $25.1 million compared with $21.9 million last year; and as a percent of revenues increased to 19.1% from 16.2% in 1996. The higher costs resulted from expansion of Ewing Power Systems and a pipeline rupture in St. Louis. In addition, production and operating costs for 1996 included an arbitration award of $1.0 million, net of expenses.

    Depreciation expense was $8.3 million compared with $7.4 million last year. The increase reflects the high level of capital expenditures in the second half of 1996.

    General and administrative expenses increased $1.0 million, or 7%, to $17.0 million due mainly to higher legal fees. As a percent of revenues, general and administrative expenses were 12.9% in 1997 and 11.9% in 1996.

Interest Expense, Net

    Net interest expense declined 4% to $8.3 million due primarily to repayment of high interest rate debt.

Income Taxes

    The Company's effective tax rate was 41.0% for the first six months of 1997 compared with 41.1% last year.

Liquidity and Financial Position

     Cash and cash equivalents were $22.9 million at June 30, 1997, a decrease of $2.4 million. Working capital was $2.8 million compared with a negative $5.5 million at December 31, 1996. At June 30, 1997, receivables were down 31% to $26.7 million and inventories decreased 5% to $6.5 million from the balances at the end of 1996. Accounts payable of $2.3 million and accrued fuel of $10.7 million were down 71% and 26%, respectively. The lower levels of receivables, inventories and payables at June 30, 1997 reflect the seasonality of the Company's business. Working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     The  Company's  primary  source of funds for its  business  activities  and repaying its debt has been from operations. Cash generated from operating activities was $22.5 million for the first six months of 1997 compared with $25.9 million last year. The lower cash from operations in 1997 was due primarily to the earnings decline. The $22.5 million of cash generated during the first six months of 1997 along with available cash at the beginning of the year were used to invest $13.9 million in capital expenditures and $1.1 million in a partnership investment, repay $9.4 million of debt, and pay $.8 million in dividends to shareholders and $.9 million to minority interests.

     At June 30, 1997, total debt was $249.0 million compared with $258.5 million at year end 1996. On April 4, 1997, the Company entered into a $160 million revolving credit agreement with several banks. This facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the Eurodollar rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. As of June 10, 1997, the Company amended the $160 million revolving credit agreement by reducing the facility to $125 million and entering into a $35 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended by another 364-day period. The terms and conditions of both facilities are the same.

     During the first six months of 1997, stockholders' equity increased $3.4 million to $143.9 million at June 30, 1997. This increase reflects $2.9 million of net income, $1.1 million from the issuance of common stock and $.2 million of proceeds from the exercise of stock options; offset by $.8 million dividend payment to shareholders.

     The Company's planned capital expenditures for upgrades, expansions, environmental matters and other improvements are material. The Company believes that cash provided by operations, cash on hand and available credit facilities will be sufficient to finance its capital program and several new development projects.

     On May 2, 1997, following a jury trial in a suit by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with the Company's acquisition of the Kansas City steam system, a judgment was entered against the Company in the amount of $4,271,000. On August 6, 1997, the Court set aside the jury verdict and granted judgment for the Company. In the event this new judgment in favor of the Company is vacated or reversed on appeal, a new trial is ordered. The Company believes that this judgment in its favor should be sustained upon any appeal.

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

Part II - Other Information

Item 1.   Legal Proceedings

           On May 2, 1997, following a jury trial in a suit by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with the Company's acquisition of the Kansas City steam system, a judgment was entered against the Company in the amount of $4,271,000. On August 6, 1997, the Court set aside the jury verdict and granted judgment for the Company. In the event this new judgment in favor of the Company is vacated or reversed on appeal, a new trial is ordered. The Company believes that this judgment in its favor should be sustained upon any appeal.

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of security holders was held in Cincinnati, Ohio on May 14, 1997. The security holders voted, as recommended by management for the election to the Board of Directors of Messrs. Charles E. Bayless (10,960,491 votes for and 24,491 votes against), Michel Cassou (10,960,527 votes for and 24,455 votes against), Michel Bleitrach (10,960,527 votes for and 24,455 votes against) and Dominique Mangin d`Ouince (10,960,527 votes for and 24,455 votes against), for ratification of the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants (10,983,768 votes for , 513 votes against and 701 abstained) and for amendment of the Company's 1994 Stock Incentive Plan to increase the number of shares of common stock available for award thereunder from 1,050,000 to 2,000,000 (9,157,423 votes for, 1,129,845 votes against and 31,430 abstained).

Item 6.   Exhibits and Reports on Form 8-K

       (a)   The following exhibits are filed as part of this report:

            4.5     Revolving Credit Facility, Dated as of April 4, 1997 between the Company, Banks Listed on the Signature Page and
                    Societe General as Issuing Bank and Agent.
            4.51    Amendment No.1, Dated as of June 10, 1997, to the Revolving
                    Credit Facility Dated as of April 4, 1997.
            4.52    Revolving Credit Facility, Dated as of June 10, 1997
                    between the Company, Banks Listed on the Signature Page and
                    Societe Generle as Issuing Bank and Agent.
            27      Financial Data Schedule.

       (b)No reports on Form 8-K were filed for the three months ended June 30, 1997.

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



Date:     August 13, 1997