Form 10-Q
period 1997-09-30
TRIGEN ENERGY CORP
filed 1997-11-12
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                       -----------------------
                                 FORM 10-Q

   [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                               OR
[      ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________

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

                      -------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   X          No
                       ---              ---

     There were 12,038,222 shares of the Registrant's Common Stock outstanding as of November 10, 1997.

           TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                Quarter Ended September 30, 1997


Part I - Financial Information:                                         Page

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three and Nine Months
          Ended September 30, 1997 and 1996 (Unaudited)                    2

     Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and
          December 31, 1996                                                3
     Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1997 and 1996 (Unaudited)                    4

     Notes to Consolidated Financial Statements (Unaudited)                5

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6

Part II - Other Information                                                9

Signature                                                                 10

Part I -    Financial Information
Item 1.     Financial Statements
            --------------------

           TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three and Nine Months Ended September 30, 1997 and 1996
                          Unaudited
                 (In thousands, except per share data)

                                       Three Months         Nine Months
                                      --------------       -----------
                                      1997     1996        1997  1996
Revenues
  Thermal Energy                      $28,753   $29,091    $129,206  $135,747
  Electric energy                      10,247    10,083      35,809    32,460
  Fees earned and other                 4,024     2,472       9,637     8,343
                                      -------   -------    --------   -------
  Total revenues                       43,024    41,646     174,652   176,550
                                      -------   -------    --------   -------
Operating expenses
  Fuel and consumables                 15,022    15,045      81,499    83,265
  Production and operating costs        9,767     9,882      34,840    31,758
  Depreciation                          3,353    (3,483)     11,643     3,867
  General and administrative            8,363     7,440      25,400    23,433
                                      -------   -------    --------  --------
  Total operating expenses             36,505    28,884     153,382   142,323
                                      -------   -------    --------  --------
Operating income                        6,519    12,762      21,270    34,227

Interest expense, net                   4,614     4,338      12,875    12,968
                                      -------   -------    --------  --------
Income before minority interests,
  income taxes and extraordinary item   1,905     8,424       8,395    21,259
Minority interests in earnings of
   subsidiaries                         1,316       588       2,845     2,089
                                      -------   -------    --------  --------
Income before income taxes &
   extraordinary item                     589     7,836       5,550    19,170

Income taxes                              241     3,079       2,275     7,734
                                      -------   -------    --------  --------
Income before extraordinary item          348     4,757       3,275    11,436

Extraordinary loss from early
   extinguishment of debt, net of
   income tax benefit                      --    (1,943)         --   (1,943)
                                      -------   --------   --------  --------
Net income                            $   348    $2,814     $ 3,275  $  9,493
                                      -------   --------   --------  --------
Net income per share
  Before extraordinary loss           $   .03    $   41     $   .27  $  1.00
  Extraordinary loss                       --      (.17)         --     (.17)
                                      -------   --------  ---------  --------
  Net income                          $   .03    $  .24     $   .27  $   .83
                                      -------  ---------  ---------  --------
Average shares outstanding             12,113    11,510      12,127    11,495
                                      -------  ---------  ---------  --------
Dividends per share                   $  .035    $ .035     $  .105  $   .105
                                      -------  ---------  ---------  --------
           See accompanying notes to consolidated financial statements

            TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
               (In thousands, except share data)

                                          September  30,         December 31,
                                                1997                  1996
                                          --------------         ------------
                                           (Unaudited)
Assets
Current assets
  Cash and cash equivalents               $ 16,074               $ 14,598
  Accounts receivable
     Trade (less allowance for doubtful
        accounts of $1,238 in 1997 and
        $1,128 in 1996)                     20,062                 35,436
     Other                                   5,603                  3,479
                                          --------               --------
     Total accounts receivable              25,665                 38,915
  Inventories                                6,591                  6,900
  Other current assets                       8,212                  7,346
                                          --------               --------
     Total current assets                   56,542                 67,759
Non-current cash and cash equivalents        4,742                 10,678
Property, plant and equipment, net         381,540                374,549
Investment in non-consolidated
   partnerships                             13,166                  8,781
Intangible assets                           22,245                 14,390
Other assets                                22,528                 18,279
                                          --------               --------
     Total assets                         $500,763               $494,436
                                          --------               --------
Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                         $  6,600                $18,500
  Current portion of long-term debt         18,181                 13,499
  Accounts payable                           4,195                  7,800
  Accrued fuel                               8,714                 14,394
  Accrued expenses and other current
     liabilities                            16,006                 18,236
                                           -------              ---------
     Total current liabilities              53,696                 72,429
Long-term debt                             249,213                226,487
Other liabilities                            7,323                  7,755
Deferred income taxes                       29,853                 29,597
                                          --------               --------
     Total liabilities                     340,085                336,268

Minority interests in subsidiaries          16,069                 16,768

Stockholders' equity
  Preferred stock-$.01 par value, authorized
    and unissued 15,000,000 shares              --                     --
  Common stock-$.01 par value, authorized
    60,000,000 shares, issued 12,053,672
    shares in 1997 and 12,010,597 shares
    in 1996                                    121                    120
  Additional paid-in capital               113,887                112,836
  Retained earnings                         30,551                 28,538
  Cumulative translation adjustment            899                    866
  Treasury stock at cost, 40,985 shares
     in 1997 and 46,140 shares in 1996        (849)                  (960)
                                           --------              --------
     Total stockholders' equity            144,609                141,400
                                           --------              --------
     Total liabilities and stockholders'
       equity                             $500,763               $494,436
                                          --------               --------

   See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1996 Unaudited (In
                                 thousands)
                                                    1997         1996
                                                    ----         ----
Cash flows from operating activities
   Net income                                      $ 3,275       $9,493
   Reconciliation of net income to cash
        provided by operating activities
     Depreciation and amortization                  14,387        5,721
     Deferred income taxes                             256        2,087
     Provision for doubtful accounts                   565          296
     Minority interests in subsidiaries              2,845        2,089
     Changes in assets and liabilities
        Accounts receivable                         12,685       16,628
        Inventories and other current assets       (   186)     ( 2,013)
        Accounts payable and other current
           liabilities                             (11,572)     ( 8,856)
        Noncurrent assets and liabilities          ( 4,518)     ( 2,342)
                                                   -------      -------
        Net cash provided by operating activities   17,737       23,103
                                                   -------      -------
Cash flows from investing activities
   Capital expenditures                            (22,609)     (32,161)
   Purchase of a fuel management agreement and
     related inventory                             (8,871)           --
   Proceeds on sale of property, plant & equipment  3,000            --

   Investment in non-consolidated partnerships     (5,582)      ( 1,911)
                                                   -------      -------
        Net cash used in investing activities     (34,062)      (34,072)
                                                  -------       -------
Cash flows from financing activities
   Decrease in short-term debt                    (11,900)      ( 2,665)
   Proceeds of long-term debt                      65,387        36,307
   Payments of long-term debt                     (37,979)      (19,559)
   Dividends paid                                  (1,261)      ( 1,225)
   Issuance of common stock, net                    1,162         5,711
   Proceeds from sale of interest rate caps            --         1,003
   Distribution to minority interests              (3,544)      ( 2,134)
                                                   -------      -------
   Net cash provided by financing activities       11,865        17,438
                                                   -------      -------
Cash and cash equivalents
   Increase/(decrease)                             (4,460)        6,469
   At beginning of period                          25,276        20,175
                                                   ------       -------
   At end of period                               $20,816       $26,644
                                                  -------       -------
   Current                                        $16,074       $13,602
   Non-current                                      4,742        13,042
                                                  -------       -------
   At end of period                               $20,816       $26,644
                                                  -------       -------
Supplemental disclosure of cash flow information
   Cash paid during the period for
     Interest                                     $12,556       $12,734
                                                  -------       -------
     Income taxes                                   2,548         2,635
                                                  -------       -------
   Non-cash investing activity
       Acquisition of subsidiary                       --         1,037
                                                  -------       -------
   Non-cash financing activity
     Issuance of common stock for acquisition
        of subsidiary                                  --         1,037
                                                  -------       -------

     Issuance of common stock for extinguishment
         of debt                                       --         4,250
                                                  -------       -------

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

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month period ended September 30, 1997 are not indicative of those to be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2.   Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Revenues and operating income are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer. Due to the seasonality of the Company's business, cost of energy sold for interim periods within a calendar year is based on average costs to produce and deliver energy. Effective January 1, 1997, the Company changed its estimate of the average costs to produce and deliver energy. This change reduced 1997 third quarter net income by $.8 million or $.07 per common share and reduced net income for the nine months ended September 30, 1997 by $.2 million or $.01 per common share. The Company expects the change to positively impact the fourth quarter results.

3. Sale of Property

    In September 1997, the company sold a natural gas pipeline for a pre-tax gain of $668,000, or $.04 per common share.

4.   Condemnation Award

      During the third quarter of 1996, the Company was granted a condemnation award of $6.8 million ($6.4 million, net of expenses) related to one of its facilities in Boston, Massachusetts. This award was reported in depreciation on the consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
Three Months ended September 30, 1997 compared with Three Months ended September 30, 1996

Overview

     For the quarter ended September 30, 1997, the Company reported net income of $.3 million, or $.03 per common share, compared with net income of $2.8 million, or $.24 per common share, in the third quarter last year. Earnings for both the third quarter of 1997 and 1996 included nonrecurring items. For the third quarter of 1997, net income included a pre-tax gain of $.7 million, or $.04 per common share, on the sale of a natural gas pipeline. Earnings for the third quarter of 1996 included a nonrecurring pre-tax gain of $6.4 million, or $.36 per common share, resulting from a condemnation award. In addition, 1996 net earnings included an extraordinary loss of $1.9 million after tax, equal to $.17 per common share, on the early extinguishment of debt. Revenues were $43.0 million in the third quarter compared with $41.6 million last year. Operating income for the third quarter was $6.5 million compared with $12.8 million a year ago. Excluding the nonrecurring items and extraordinary loss, the decline in third quarter 1997 earnings was due to higher depreciation, general and administrative, and interest expenses. The Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

     Effective January 1, 1997, the Company changed its estimate of the average cost to produce and deliver energy. See Note 2 of the Notes to Consolidated Financial Statements.
Revenues

     Revenues of $43.0 million were up $1.4 primarily due to the sale of the natural gas pipeline. Thermal energy sales declined $.3 million, or 1%, to $28.8 million, while electric energy sales of $10.2 million were higher by $.2 million or 2%. Units of energy sold increased by 5% in the third quarter. Energy revenues were higher during the third quarter at Nassau and Tulsa, and down at Baltimore and Trenton.
Operating Expenses

     Fuel and consumables' costs were $15.0 million in both the third quarter of 1997 and 1996. As a percent of revenues, fuel and consumables' costs were 34.9% in the third quarter of 1997 compared with 36.1% last year.

     Production and operating costs were down 1% to $9.8 million in the third quarter; and as a percent of revenues decreased to 22.7% from 23.7% in 1996. This reduction was due primarily to higher repair and maintenance costs last year.

     Depreciation expense was $3.4 million compared with a credit of $3.5 million in the third quarter of 1996. Included in 1996 depreciation expense was a $6.4 million gain resulting from a condemnation award. Excluding this gain, 1997 depreciation was higher by $.5 million, reflecting the high level of capital expenditures in the second half of 1996.

     General and administrative expenses increased 12% in the third quarter to $8.4 million due to higher legal fees, severance payments and write-offs of project development costs. As a percent of revenues, general and administrative expenses increased to 19.4% from 17.9% last year.

Interest Expense, Net

     Net interest expense increased 6% to $4.6 million due to the higher level of debt.

Income Taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate was 41.0% in the third quarter of 1997 and 39.3% in the third quarter of 1996.

Nine Months ended September 30, 1997 compared with Nine Months ended September 30, 1996

Overview

   For the nine months ended September 30, 1997, the company reported net income of $3.3 million, or $.27 per common share. This compared to net income of $9.5 million and $.83 per common share last year. Operating income was $21.3 million on revenues of $174.7 million in the first nine months of 1997 compared with operating income of $34.2 million on revenues of $176.6 million in 1996.

Revenues

     Revenues of $174.7 million were down $1.9 million, or 1%, due to the mild weather this year. Thermal energy sales were down $6.5 million to $129.2 million, while electric energy sales increased $3.3 million to $35.8 million. Units of energy sold were down approximately 7% in the first nine months of 1997. Energy systems in Baltimore, Boston and Philadelphia were particularly affected by the milder weather. Offsetting the revenue decline in part were higher fuel prices, which are largely passed through to customers. Fees earned and other revenue increased 16% in the nine months ended September 30, 1997 due to the expansion of the Ewing Power Systems operation, which was acquired in the first quarter of 1996, and to the sale of the natural gas pipeline. This increase was partially offset by costs incurred for establishing and marketing new joint ventures.
Operating Expenses

    Fuel and consumables' costs were $81.5 million in 1997 compared with $83.3 million last year. This decrease reflected the lower level of revenues. As a percent of revenues, fuel and consumables' costs were 46.7% in 1997 and 47.2% in 1996.

    Production and operating costs increased 10% to $34.8 million compared with $31.8 million last year; and as a percent of revenues increased to 19.9% from 18.0% in 1996. The higher costs resulted from expansion of Ewing Power Systems and a pipeline rupture in St. Louis. In addition, production and operating costs for 1996 included an arbitration award of $1.0 million, net of expenses. Offsetting in part the 1997 increase were higher repair and maintenance costs in 1996.

    Depreciation expense was $11.6 million compared with $3.9 million last year. Included in 1996 depreciation expense was a $6.4 million gain resulting from a condemnation award. Excluding this gain, 1997 depreciation was higher by $1.3 million, reflecting the high level of capital expenditures in the second half of 1996.

    General and administrative expenses increased $2.0 million, or 8%, to $25.4 million due mainly to higher legal fees and write-offs of project development costs. As a percent of revenues, general and administrative expenses were 14.5% in 1997 and 13.3% in 1996.

Interest Expense, Net

    Net interest expense declined slightly to $12.9 million due to repayment of high interest rate debt, offset in part by the higher level of debt in 1997.

Income Taxes

    The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The Company's effective tax rate was 41.0% for the first nine months of 1997 compared with 40.3% last year.

Liquidity and Financial Position
--------------------------------
     Cash and cash equivalents were $20.8 million at September 30, 1997, a decrease of $4.5 million. Working capital was $2.8 million compared with a negative $4.7 million at December 31, 1996. At September 30, 1997, receivables were down 34% to $25.7 million and inventories decreased 4% to $6.6 million from the balances at the end of 1996. Accounts payable of $4.2 million and accrued fuel of $8.7 million were down 46% and 39%, respectively. The lower levels of receivables, inventories and payables at September 30, 1997 reflect the seasonality of the Company's business. Working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     In the first nine months of 1997, the Company generated $17.7 million of cash from operating activities compared with $23.1 million last year. The lower cash from operations in 1997 was due primarily to the earnings decline and higher working capital requirements. During the first nine months of 1997, the Company had net borrowings of $15.5 million and received $3.0 million on the sale of property, plant and equipment. These funds, along with the $17.7 million of cash generated from operations and available cash at the beginning of the year were used to invest $22.6 million in capital expenditures and $5.6 million in partnership investments, purchase a fuel management agreement and related inventory for $8.9 million, and pay $1.3 million in dividends to shareholders and $3.5 million to minority interests.

     At September 30, 1997, total debt was $274.0 million compared with $258.5 million at year end 1996. On April 4, 1997, the Company entered into a $160 million revolving credit agreement with several banks. This facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the Eurodollar rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. As of June 10, 1997, the Company amended the $160 million revolving credit agreement by reducing the facility to $125 million and entered into a $35 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended by another 364-day period. The terms and conditions of both facilities are the same.

     During  the first nine months of 1997, stockholders' equity increased  $3.2 million  to  $144.6 million at September 30, 1997.  This increase reflects  $3.3 million of net income, $1.0 million from the issuance of common stock net of stock purchases, and $.2 million of proceeds from the exercise of stock options; offset by $1.3 million dividend payment to shareholders.

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

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
         (a)   The following exhibits are filed as part of this report:

               27 Financial Data Schedule.

         (b) No reports on Form 8-K were filed for the three months ended September 30, 1997.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRIGEN ENERGY CORPORATION



                                    /s/ David H. Kelly
                                    ----------------------------------
                                        David H. Kelly
                                        Vice President, Finance and
                                        Chief Financial Officer


                                      /s/ Daniel J. Samela
                                      --------------------------------
                                        Daniel J. Samela
                                        Controller



Date:     November 12, 1997