Form 10-K
period 1997-12-31
TRIGEN ENERGY CORP
filed 1998-03-31
CIK 925655

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                    ANNUAL REPORT TO STOCKHOLDERS
                                and
                            FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

                                OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                              FROM        TO       .

                    Commission file number 1-13264

                         TRIGEN ENERGY CORPORATION
          (Exact name of registrant as specified in its charter)

     Delaware                                     13-3378939
     (State or other jurisdiction            (I.R.S.  Employer
 of incorporation or organization)           Identification No.)

     One Water Street
     White Plains, New York                  10601-1009
(Address of principal executive offices)     (Zip Code)

                         (914) 286-6600
     (Registrant's telephone number including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
     Title of Each Class                     on Which Registered

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $64,624,817.56 based upon the closing sale price quoted by the New York Stock Exchange on March 25, 1998.
There were 12,393,959 shares of the registrant's Common Stock outstanding on March 25, 1998.

               DOCUMENTS INCORPORATED BY REFERENCE

     Information called for in Part III of this Form 10-K is incorporated by reference from the registrant's definitive proxy statement to be filed in connection with its 1998 annual meeting of shareholders which will be held on May 13, 1998.

                         TABLE OF CONTENTS
                                                        Page

Definitions                                               3

                         - PART I -
Disclosure Regarding Forward-Looking Statements           4
Item 1.   Business                                        4
Item 2.   Properties                                     10
Item 3.   Legal Proceedings                              11
Item 4.   Submission of Matters to a
          Vote of Security Holders                       12

                         - PART II -

Item 5.   Market for Registrant's Common
          Stock and Related Shareholder Matters          13
Item 6.   Selected Financial Data                        13
Item 7.   Management's Discussion and Analysis
          of Financial Condition and
          Results of Operations                          14
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk                              19
Item 8.   Financial Statements
          and Supplementary Data                         19
Item 9.   Changes in and Disagreements with Accountants
          On Accounting and Financial Disclosure         19

                         - Part III -

Item 10.  Directors and Executive Officers of the Company 20
Item 11.  Executive Compensation                          20
Item 12.  Security Ownership of Certain
          Beneficial Owners and Management                20
Item 13.  Certain Relationships and Related Transactions  20

                         - Part IV -

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                         20

Index to Financial Statements and
Financial Statement Schedules                             F-1

                              DEFINITIONS

The following is a glossary of certain terms used in this Annual
Report :

-----------------------------------------------------------------
Annual Report            This Annual Report to Stockholders and
                         Form 10-K Annual Report Pursuant to Section
                         13 Or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December
                         31, 1997.

Common Stock             Trigen Energy Corporation Common Stock,
                         Par Value $.01 Per Share.

Company                  Trigen Energy Corporation
                         together with its wholly owned subsidiaries.

FERC                     Federal Energy Regulatory Commission.

Grays Ferry
  Cogeneration Facility  150 megawatt gas- or oil-fired
                         combined cycle cogeneration facility located
                         in downtown Philadelphia which is owned by Grays
                         Ferry Partnership
Grays Ferry
  Partnership            Grays Ferry Cogeneration Partnership, a
                         Pennsylvania single purpose partnership of which the Company's subsidiary, Trigen-Schuylkill Energy
                         Corporation holds a one-third interest.

KWH                      Kilowatt-Hour(S).

MW                       Megawatt(S).

OG&E                     Oklahoma Gas and Electric Company

Partnership              The Grays Ferry Cogeneration Partnership
                         (See above).

PECO                     PECO Energy Company


PURPA                    The Public Utility Regulatory Policies Act of 1978.

SEC                      Securities And Exchange Commission

Shareholders             Holders Of Common Stock.

Trigen or the
  Parent Company         Trigen Energy Corporation

Trigen Canada            Trigen Energy Canada Inc., a wholly owned
                         subsidiary of Trigen.
Trigen-Oklahoma
  City                   Trigen-Oklahoma City Energy Corporation

Trigen-Philadelphia      Trigen-Philadelphia Energy Corporation

USEPA                    The United States Environmental
                         Protection Agency

UTC                      United Thermal Corporation

                         PART I

     Disclosure Regarding Forward-Looking Statements

     This Annual Report includes historical information as well as statements regarding the future expectations of Trigen Energy Corporation and its wholly owned subsidiaries (collectively referred to as the "Company"). The statements regarding the future (referred to as "forward-looking statements") include among other things statements about energy markets in 1998; cost reduction targets; return on capital goals; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions and joint ventures. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand balance for the Company's products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology positions and failure to achieve the Company's cost reduction targets or complete construction projects on schedule. The
Company believes in good faith that the forward-looking statements in this Annual Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the records of the Company and other data available from third parties, but there can be no guarantee that the expectations described in these forward looking statements will be fulfilled or accomplished.

Item 1.  Business

General

     Trigen Energy Corporation was incorporated under the laws of Delaware on November 21, 1986. The Company develops, owns and operates commercial district energy systems, industrial thermal power facilities and cogeneration facilities. As a small part of its operations, the Company sells small back-pressure steam turbines and pipeline insulation products which enhance the efficiency of steam distribution networks. The Company also provides total energy management services to building owners and operators by providing operational services and management expertise with respect to energy production, procurement and usage.

     The Company serves more than 1,500 customers with energy produced at 30 plants in 22 locations. The Company's major customers include industrial plants, electric utilities, commercial and office buildings, government buildings, colleges and universities, hospitals, residential complexes, hotels, sports arenas and convention centers. The two largest customers of the Company are Coors' Brewing Company and Long Island Lighting Company (See Note #2 to Consolidated Financial Statements,
Revenue and Cost Recognition). A significant portion of the Company's revenues and operating profit from sales of thermal energy is subject to seasonal fluctuations (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

     The Company's mission is to provide heating, cooling and electricity with half the fossil fuel and half the pollution of conventional generation. The Company considers itself a thermal sciences company which uses its expertise in thermodynamic engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity at more efficient conversion rates than conventional processes.

     A district energy system consists of a central production plant that distributes steam and/or hot water or chilled water to customer facilities through underground distribution pipes. Cogeneration is the conversion of a single fuel source into two useful energy products, such as steam and electricity, with a greater efficiency than is possible by producing the two products separately. At six of its cogeneration facilities, the Company has expanded cogeneration to "trigeneration", which is the generation of steam or hot water, electricity and chilled water. In addition, the Company incorporates in its systems innovative applications for standardized, modular equipment to improve productivity.

Growth

     The Company's revenues have increased from approximately $1 million in 1987 (its first full year of operation) to $240.6 million in 1997 through acquisition and internal growth. This Annual Report includes Consolidated Statements of Operations which report the Company's revenues and operating income for the last three fiscal years. The Company had total assets at the end of 1997 of $525,969,000, at the end of 1996 of $494,436,000 and
at the end of 1995 of $454,906,000.

     The amount and percentage of total revenue contributed by thermal energy sales and electric energy sales for the last three years is reported in Item 7 of this Annual Report ("Management's Discussion and Analysis of Financial Condition and Results of Operations"). The amount of revenue, operating profit or loss attributable to export sales outside the United States for the last three years was not material to the Company.

     In December 1993, the Company acquired United Thermal
Corporation ("UTC"), which operated steam-only district energy systems in four communities. This acquisition more than doubled the Company's 1993 revenues on a pro forma basis.

     During 1995, the Company acquired a waste-to-energy district energy system serving the Province of Prince Edward Island in Canada. In 1995, the Company and a subsidiary of Tucson Electric Power Company formed a limited partnership which purchased the energy systems of Coors' Brewing Company and Coors Energy Company in Golden, Colorado. The Company has a 51% interest in that partnership.

     In January 1996, the Company acquired the privately-held Ewing Power, a systems integrator of steam turbine cogenerator systems. In March 1996, the Company's subsidiary, Trigen-Schuylkill Energy Corporation, acquired a one-third interest in Grays Ferry Cogeneration Partnership, a Pennsylvania single purpose partnership that operates a 150 megawatt ("MW") gas- or oil-fired combined cycle cogeneration facility located in downtown Philadelphia (the "Grays Ferry Cogeneration Facility"). The Grays Ferry Cogeneration Facility commenced operation on January 13, 1998. Upon the achievement of full commercial operation and conversion of the related construction loan to a term loan, Trigen-Schuylkill will operate the Grays Ferry Cogeneration Facility as managing partner.

     In January 1998, the Company acquired Power Sources, Inc., which has been renamed Trigen-BioPower, Inc. Trigen-BioPower operates seven biomass-to-energy plants, producing steam for industrial customers from renewable biomass fuels including wood residues, rice hulls, cotton waste and paper mill sludge.

Joint Ventures

     In March 1996, the Company entered into a joint venture with the privately held Gentor Industries, S.A. de C.V. of Monterrey, Mexico to complete the installation and utilization of 36 MW of new cogeneration capacity and develop additional cogeneration opportunities in Mexico.

     In November, 1996, the Company entered into a joint venture with Hydro-Quebec to provide a range of energy services throughout New England and upstate New York. The Company and
Hydro-Quebec are currently discussing changes to their relationship in order to further expand their common business in the U.S. and Canada.

     In December 1996, the Company entered into a joint venture with Cinergy Corp. to build, own and operate cogeneration and trigeneration facilities throughout the United States, Canada, the United Kingdom and Ireland, subject to certain exclusions resulting from pre-existing agreements.

     In June 1997, the Company entered into a joint venture with Nova Scotia Power Incorporated to develop district energy and co-generation opportunities in Nova Scotia, New Brunswick and Newfoundland, Canada.

     In November 1997, the Company entered into a joint venture with Stockholm Energi AB to extend the Company's urban steam systems with hot water distribution to less dense areas outside of urban centers.

     The Company has entered these joint ventures to enable it to offer a complete package of energy commodity and energy production services, to reach more customers, and to be in a position to participate in the anticipated deregulated electricity market.

Business Strategy

     Significant opportunities for the Company's continued growth include: expanding existing systems to serve additional customers or the expanded needs of existing customers, acquiring systems or assuming management of additional systems, adding new services to its systems and developing new systems to provide district energy or independent power wherever the Company's expertise provides a competitive advantage.

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

-    Stable Customer Base.  The Company's long-term contracts
     (i.e., contracts with terms of five years or more) would provide pro forma consolidated revenues of over $175 million per year for the five-year period 1998 through 2002 and approximately $3 billion cumulatively for the period 1998 through 2025 (assuming, among other things, no inflation and no changes in consumption or prices from 1997 levels). Since customers with short-term contracts do not operate boiler rooms and chillers, and in most cases do not even have such equipment, customer attrition has been low.

- Technical Innovation and Plant Optimization. The Company has developed computerized, automated control systems, typically installed in large-scale generating facilities, which place real-time production cost information in the hands of its plant operators. In addition, patents have been granted for certain of its trigeneration and chilling technologies.

- Natural Barriers to Entry. Once a system is in place, the Company benefits from natural barriers to entry by anyone trying to create a competing system and is able to add customers within reach of its installed systems at a relatively low additional cost (although not all potential customers can be added on a cost-effective basis).

- Expansion to Industrial Plants. While the Company continues to grow its business of district heating and cooling, there appear to be growing opportunities to provide combined heat and power at industrial sites. The Company's newly acquired subsidiary Trigen-BioPower produces steam for industrial customers from renewable biomass fuels, including wood residues, rice hulls, cotton waste, and paper mill sludge.

- Rate Structures. Because the Company's rate structures typically enable it to pass through to its customers fuel and most other commodity prices, changes in such prices (which constitute approximately 50% of the Company's costs) have little impact on operating income. However, the Company is not a monopoly provider and its rates must remain cost competitive.

- Reduced Environmental Impact. The Company produces substantially less pollutants than would result from conventional generation of the same heat, electricity, and cooling. This is due to the fuel efficiency of cogeneration and trigeneration, the use of biomass fuels (which minimizes the release of carbon dioxide into the atmosphere), employment of refrigerants other than CFCs wherever possible, thermal, chemical, and catalytic destruction of exhaust contaminants, and extensive automation with continuous emission monitoring in some locations, among other means.

- Entrepreneurial Management. The Company's senior management has extensive experience in the development and operation of district energy systems and cogeneration technologies, and has a track record of technical and financial innovation. Senior management as a group hold approximately 13.7% percent of the Company's outstanding common stock.

Overview of the Company's Products and Services

     The Company's plants have the capacity to produce 4,733MW equivalent of energy, of which approximately 85% is steam or hot water, 8% is electricity and 7% is chilled water. These products are distributed to customers through 126 miles (203 kilometers) of pipeline, a substantial portion of which was in place when such systems were acquired by the Company. Separate pipelines are used for steam, hot water and chilled water.

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

     By generating two or three energy products from a single fuel source, cogeneration and trigeneration yield more useful energy output. For example, the average electricity plant in the United States delivered an estimated 33% of its fuel as useful energy in 1997, releasing the remaining 67% into the environment. The Company estimates that in the same year its systems converted approximately 66% of their fuel to useful energy.

     Substantially all of the Company's facilities have sufficient heating capacity so that they can generate peak loads even without their largest production unit in service, and have the ability to use two or more different types of fuel in their systems. Maintaining this capacity, which requires the Company to increase steam generating capacity from time to time, has enabled the Company to achieve high levels of reliability of service.

     Steam and Hot Water. The Company produces steam and/or hot water at substantially all of its systems. Some of this is used internally to drive chillers; most is sold to customers for space heating and hot water, for cooling (by powering on-site steam-driven chillers or absorption chillers), and for humidification, sterilization and various industrial process uses.

     The States of Maryland, Massachusetts, Missouri, New Jersey and Pennsylvania regulate the Company's steam service. Maryland and Pennsylvania require the Company to seek State regulatory approval of the Company's prices for steam service in those states. Missouri requires the Company to seek State regulatory approval of the Company's prices for steam service from the Company's Kansas City facilities. Massachusetts and New Jersey do not require the Company to seek State regulatory approval of the Company's prices for steam service in those States.

     Electricity. The Company produces electricity at ten of its plants. At each of these plants, all of the electricity produced is either sold to the local utility company or used by the Company internally in the production of steam and hot water or to drive mechanical chillers. The Company's electric generating plants which sell their power are located in Colorado, Nassau County, Philadelphia, Trenton and Kansas City. Each of these plants is qualified for an exemption from regulation ("Qualifying Facilities") under the Public Utility Regulatory Policies Act of 1978 ("PURPA").

     Chilled Water. At eight of its facilities, the Company produces chilled water, which is provided to customers to cool commercial building space and for process chilling. Chilled water is produced by converting the energy in hot water, steam, mechanical energy or electricity into chilled water through the use of absorption chillers and mechanical chillers. An absorption chiller uses heat (steam or hot water) to concentrate lithium bromide, which when mixed with water absorbs heat and thus chills the water. A mechanical chiller, driven by a steam turbine, electric motor, diesel engine or gas turbine, uses a compressor to compress refrigerant gases. When such gases are expanded chilled water is produced.

     The Company adds chilling capacity to its systems in two ways: it acquires chillers for operation in its central production facilities and it operates chillers leased from customers (sometimes powering them with steam produced at the Company's central plant). The use of leased equipment permits the Company to establish cooling systems and to add new customers with reduced capital investments. In most cases, the chilled water is distributed through the Company's energy system. At present, the Company owns the chillers used in London, Ontario, Tulsa and Oklahoma City and leases the chillers used in Nassau County. In Trenton and Chicago, the Company uses a combination of leased and owned equipment. Some customers also maintain on-site chillers to serve solely as backup for their own buildings. In these cases, the Company may contract to operate such equipment for the customer and contract for the right to use such capacity to back up the Company's chilled water production. The Company has signed contracts with the City of Kansas City, Missouri, Jackson County, Missouri, and the U.S. General Services Administration to provide chilled water to eleven buildings in downtown Kansas
City. The Company expects to begin service under these contracts in May 1998.

     Energy Services. The Company also provides energy services to its customers, consisting of operating supervision, management and maintenance of facilities as well as advice and assistance regarding initial design, construction and start-up, with respect to energy use as well as energy audits.

Fuel and Raw Materials

     The Company is a significant purchaser of gas, oil and biomass fuels, as well as chillers, boilers, generators and other equipment used for heating, cooling and electric generation.
Most of the Company's gas, oil and biomass fuel requirements, as well as most of its other supplies, are purchased from local suppliers. The Company believes that it has adequate sources of fuel, supplies and equipment.

Competition

  Provision of Heating, Electricity and Cooling at Existing Systems

     The provision of heating, electricity and cooling services is highly competitive, although there are currently very few competing operators of multiple-user district energy systems.
The Company's principal thermal energy competition is from potential customers who own and operate their own boiler and chilled water plants, who are often encouraged to install and retain their own plants by the suppliers of raw energy (such as local oil, natural gas and electricity companies) and by equipment suppliers that sell products and services to users who self-generate thermal energy. In some cases utilities offer cash incentives to install equipment that will use their electricity or gas. In several locations, local utilities are competing directly with the Company through unregulated subsidiaries offering steam and/or cooling.

     The Company believes that competition in each of these areas is primarily based on customers' perceptions of cost savings and reliability of service. The Company competes to attract and retain customers, and also competes for contracts and other awards to develop new facilities and systems. A significant additional factor is the high capital cost involved in constructing a district energy system. While this factor provides a competitive advantage once the Company is operating a completed system, high capital costs typically require the Company to have a significant number of customers, preferably under long-term contracts, prior to undertaking construction of a new cooling or heating system.

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

     Internationally, the Company is prepared to pursue selected opportunities in nations where electricity demand is high and special conditions make fuel expensive, or where a customer's location or business favor a power project with high efficiency, reliability and waste heat recovery.

Technology and Year 2000 Computer Systems Issues.

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

     Many computer systems experience problems handling dates beyond December 31, 1999. Therefore, the Company plans to modify some of its computer software and hardware prior to the beginning of the year 2000. The Company expects to successfully implement the systems and programming changes necessary to address the year
2000 issues.    The cost of such actions has not yet been
determined, however, the Company does not believe that such cost will have a material effect on the Company's results of operations or financial condition.

Environmental

     The Company's operations are subject to extensive federal, state, provincial and local environmental laws and regulations that govern, among other matters, emissions into the air, the discharge of effluents, the use of water, fuel tank management and the storage, handling and disposal of toxic waste material. The Company invests substantial funds to modify facilities to comply with applicable environmental laws and plans additional capital expenditures for these purposes in the future. The Company spent approximately $4.4 million and $4.3 million in 1997 and 1996, respectively, to comply with these requirements and estimates that its expenditures for environmental compliance in 1998 through 2000 will be approximately $9.3 million in the aggregate. These expenditures include improvements at certain facilities for air emission control equipment as required by the United States Clean Air Act, wastewater discharge control equipment, asbestos control and replacement of CFC refrigerants. Additional amounts to be spent for environmental control facilities in future years will depend on new laws and regulations and other changes in environmental concerns and legal requirements.

     In 1997, the United States Environmental Protection Agency ("USEPA") adopted new regulations with respect to ozone levels in the atmosphere. Ozone levels increase with increases of oxides of nitrogen, and these are produced when burning fuels. Similarly, the USEPA established a standard for another pollutant that is a by-product of fuel combustion: particulates that are less than 2.5 microns in diameter. Both of these apply to emissions from existing, as well as future facilities in the U.S. It is probable that some of the Company's facilities will be effected as a result of these changes; however, until evaluations of air quality are completed for each location, and the States formulate, submit and receive approval for their implementation plans, the impact cannot be quantified. When the previous ozone standard was promulgated, the impact on Trigen was material.

Employees

As of December 31, 1997 the Company had approximately 674 employees, 601 of whom were in the operating subsidiaries and 73 at the corporate headquarters. The Company has collective bargaining agreements with the International Union of Operating Engineers (Local 877 in Boston, Local 399 in Chicago, Local 30 in Nassau County, and Local 68 in Trenton) and the main unit of the Canadian Union of Operating Engineers in London, Ontario. These agreements cover 43, 6, 22, 20 and 7 employees, respectively, and expire in June 2002, January 2000, March 1999, February 2001 and July 2000, respectively. The Company believes that its relations with its employees are good.

Item 2.  Properties

The following table shows the material properties owned or leased by Trigen's operating subsidiaries:

Location                        Facility Description   Owned/Leased
--------------------            --------------------   ------------
Baltimore, MD. (Spring Gardens)    Steam               Owned
Baltimore, MD. (Saratoga)          Steam               Owned
Baltimore, MD. (Central Avenue)    Steam               Owned
Baltimore, MD. (Cherry Hill)       Hot Water           20-year leasehold
Boston, MA.    (Kneeland)          Steam               Owned
Boston, MA.    (Scotia)            Steam               Owned
Chicago, IL.   (McCormick Place)(1) Trigeneration       25-year leasehold
Cincinnati, OH. (2)                Chilled Water       Owned/Leased
Colorado,      (Golden)(3)         Cogeneration        Owned
Eden, NC.                          Steam               Leased
Forest City, NC.                   Steam               Leased
Greenville, MS.                    Steam               Leased
Greenwood, SC.                     Steam               Leased
Kansas City, MO.                   Trigeneration       Owned
Lenoir, NC.                        Steam               Leased
London, Ontario, CAN.              Trigeneration       Owned
Loudon, TN.                        Steam               Leased
Marion, NC.                        Steam               Owned
Nassau County, NY. (Uniondale)     Trigeneration       Owned
Nassau County, NY. (Central
     Utility Plant)                Steam and Chilled Water/25-year leasehold
Nassau County, NY. (Medical
   Center Plant)                   Steam and Chilled Water/25-year leasehold
Oklahoma City, OK.                 Trigeneration       Owned
Philadelphia, PA. (Schuylkill)     Cogeneration        50-year leasehold
Philadelphia, PA. (Edison)         Steam               Owned
Philadelphia, PA. (Willow Street)(4)Steam              Owned
Philadelphia, PA.
   (Petro Site)       Oil Terminal and Storage Site    Owned
Prince Edward Island, CAN.
   (Charlottetown)                 Cogeneration        Owned
St. Louis, MO. (Ashley Street)(5)  Steam               Owned
Trenton, NJ.                       Trigeneration  99-year leasehold
Tulsa, OK.                         Trigeneration       Owned
Turners Falls, MA. (Ewing)         Small turbine assembly/Owned

(1)  This facility is leased by a joint venture with Peoples
Energy Corporation.

(2) This facility is owned in part and leased in part by a joint venture with Cinergy Corp.

(3)  This facility is owned by a joint venture with Nations
Energy Corporation, a wholly-owned subsidiary of Tucson Electric
Power Company.

(4)  This facility is inactive.

(5) The steam distribution system associated with this facility is leased from the Solid Waste Management and Development
Corporation, a Missouri not-for-profit corporation organized in the City of St. Louis.



     See Footnote 10 to the consolidated financial statements of the Company regarding assets pledged as security under the Company's financing agreements.

     The Company leases approximately 18,691 square feet in White Plains, New York which houses its executive offices, financial, engineering, marketing, legal and data processing staffs. The term of the lease extends through March 31, 2000 and the annual rent due thereunder is approximately $368,350. The Company believes that these facilities are adequate to meet its needs for the foreseeable future, and that suitable replacement space is readily available.

Item 3.  Legal Proceedings

     Oklahoma Litigation

     In September 1996, the Company's subsidiary, Trigen-Oklahoma City Energy Corporation ("Trigen-Oklahoma City"), commenced an antitrust action in Federal District Court in Oklahoma City seeking injunctions and $21 million in treble damages from the local utility, Oklahoma Gas and Electric Company ("OG&E") based on many years of alleged anti-competitive actions against Trigen-Oklahoma City Energy Corporation by OG&E. These actions culminated in criminal indictments being brought against two OG&E officials for allegedly bribing Oklahoma elected officials to breach a Trigen-Oklahoma City Energy Corporation contract. OG&E has counterclaimed for $5 million in damages, claiming that OG&E has been slandered by Trigen-Oklahoma City in connection with the commencement of the action. Pretrial discovery is currently being conducted. This case is not expected to come to trial before the end of 1998.

     Kinetic Energy Litigation

     On May 2, 1997, following a jury trial in a suit by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with the Company's acquisition of the Kansas City steam system, a judgment was entered against the Company in the amount of $4,271,000. On August 6, 1997, the Court set aside the jury verdict and granted judgment for the Company. Kinetic Energy Development Corporation has filed a notice of appeal in this matter. The Company believes that this judgment in its favor should be sustained upon appeal. In the event this new judgment in favor of the Company is vacated or reversed on appeal, a new trial is ordered.

     Grays Ferry Litigation

     On March 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., NRGG (Schuylkill) Cogeneration Inc. and Trigen-Philadelphia Energy Corporation commenced an action against PECO Energy Company ("PECO"), Adwin (Schuylkill) Cogeneration, Inc. and the Pennsylvania Public
Utility Commission in the United States District Court for the Eastern District of Pennsylvania. Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania.
The Company has an investment of approximately $12 million in the Partnership, representing a one third interest in the Partnership through its wholly owned subsidiary, Trigen-
Schuylkill Cogeneration, Inc. NRGG (Schuylkill) Cogeneration Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two thirds interests in the Partnership. Adwin (Schuylkill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO.

     The Partnership commenced this action in reaction to the wrongful termination by PECO on March 3, 1998, of the electric power purchase agreement between the Partnership and PECO. The Partnership is seeking a declaratory judgement to require PECO to comply with the electric power purchase agreement and for damages to be proven at trial in an amount in excess of Two Hundred Million Dollars ($200,000,000). The Partnership is also seeking a court order declaring any action taken by the Pennsylvania Public Utility Commission which would change the terms of the electric power purchase agreement between the Grays Ferry Partnership and PECO to be null and void.

     Trigen-Philadelphia Energy Corporation ("Trigen-Philadelphia") which operates a district steam heating system, purchases steam produced at the Grays Ferry Cogeneration Facility. Trigen-
Philadelphia claims that PECO's wrongful termination of its electric power purchase agreement with the Grays Ferry Partnership constitutes tortious interference with Trigen-Philadelphia's agreement to supply steam service to the University of Pennsylvania, its largest customer.

     On March 19, 1998, the United States District Court for the Eastern District of Pennsylvania dismissed this action before reaching the merits, determining that it did not have the required subject matter jurisdiction to hear the case. On March 27, 1998, the Partnership and Trigen-Philadelphia filed a motion for reconsideration of the dismissal order and leave to file an amended complaint. In the event that the court's order of dismissal is upheld, the Partnership and Trigen-Philadelphia would have the right to commence an action in state court and/or to commence proceedings before the Pennsylvania Public Utility Commission.

     On March 17, 1998, The Chase Manhattan Bank issued a notice of default to the Partnership under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent and certain other commercial banks. That debt is secured only by the Partnership assets and the partners' ownership interests in the Partnership. While it is possible that the Company's investment could become impaired, at this time the Company does not believe that is likely. The Company believes that PECO's termination of the electric power purchase agreement was wrongful and the Company intends to aggressively pursue the remedies available to it. The banks have not accelerated the debt and, on March 18, 1998, The Chase Manhattan Bank commenced its own lawsuit against PECO based upon PECO's wrongful termination of the electric power purchase agreement.

     In the event the Company is not successful and PECO's actions are upheld, PECO would be required under PURPA to continue to purchase power from the Grays Ferry Cogeneration Facility at PECO's avoided cost. This would generate significantly lower earnings per share for the Company than the 1998 annual earnings per share of $0.40 to $0.52 previously forecasted by the Company based on the contracted power purchase price.

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

PART II

Item 5.  Market for the Registrant's Common Stock and Related
Shareholder Matters

     The Company's Common Stock is traded on the New York Stock
Exchange under the symbol TGN. As of March 26, 1998 there were approximately 1773 shareholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated:

                                   High           Low
1997                               ----           ---
First Quarter                      29 1/4         24 1/8
Second Quarter                     25 1/4         23 5/8
Third Quarter                      25 3/16        19 3/4
Fourth Quarter                     24 1/4         19 1/2

1996
First Quarter                      21 3/4         18 1/2
Second Quarter                     22 1/4         18 1/8
Third Quarter                      22 1/2         18
Fourth Quarter                     32 1/4         21 5/8

     During 1997 and 1996, the Company declared quarterly dividends in an aggregate annual amount equal to $0.14 per share of Common
Stock.

Item 6.  Selected Financial Data

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this Annual Report:

                               Years Ended December 31,
                         1997      1996      1995      1994      1993(a)
                         (In thousands, except per share data)
Statement of Operations Data:
Total revenues           $240,651  $243,634  $198,710  $185,627  $90,578
Operating income           28,743    43,138    37,038    29,718   17,100
Interest expense           18,976    18,840    19,890    16,657    9,448
Earnings before
  extraordinary item        5,025    14,051    10,564     8,561    4,325
Extraordinary loss (b)        --     (1,943)    --           --   (4,500)
Net earnings(loss)          5,025    12,108    10,564     8,561     (175)

Basic earnings per common share
  Before extraordinary item   .42      1.21       .93       .89      .51
  Extraordinary loss           --      (.17)       --        --     (.53)
  Net earnings                .42      1.04       .93       .89     (.02)

Diluted earnings per common share
  Before extraordinary item   .41      1.20       .93       .89      .51
     Extraordinary loss        --      (.17)      --         --     (.53)
     Net earnings             .41      1.03       .93        .89    (.02)
Dividends per common share .  .14       .14       .14        .07      --

Balance Sheet Data (at year end)(c):
Working capital (deficit)  (2,095)   (5,400)      282      9,801 (14,600)
Property, plant and
  equipment, net          388,448   371,584   341,188    311,418 300,591
Total assets              525,969   494,436   454,906    424,330 402,669
Long-term debt            256,361   226,487   223,371    220,725 228,320
Stockholders' equity      145,482   140,670   118,830    109,354  61,846

Other Operating Data:
EBITDA                    46,996     52,476    51,848     44,175  24,524
Operating margin            11.9%      17.7%     18.6%      16.0%   18.9%
Ratio of earnings to
  fixed charges (d)          1.4        2.1       1.8        1.8     1.7
Depreciation expense      16,021      7,595    11,429     10,948   6,436
Capital expenditures      39,415     47,641    18,454     22,920  10,848
Number of employees
   (at year end)             674        651       632        560     575


(a) Statement of Operations Data for 1993 includes the operating results of UTC for the period from December 1 to December 31, 1993.

(b) The extraordinary losses in 1996 and 1993 result from the extinguishment of debt.

(c) Certain reclassifications have been made to the prior years'
Balance Sheet Data to conform to the 1997 presentation.

(d) Earnings used in computing the ratio of earnings to fixed charges consist of earnings before extraordinary item plus income taxes, fixed charges (excluding capitalized interest) and income distributions of non-consolidated partnerships on a cash basis. Fixed charges consist of interest expense, capitalized interest and a portion of rental expense representative of the interest factor.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this Annual Report.

     The following table shows revenues and units of megawatt hours sold for the three years ended December 31, 1997:

                       1997                1996               1995
               -------------------  ----------------- ----------------
                     Revenue              Revenue           Revenue
                     -------              --------          -------
               Amount    %   Units  Amount  %  Units  Amount  %   Units
               ------   ---  -----  ------ --- -----  ------  --  -----
            (Dollars in millions, Units in thousands of megawatt hours)

Thermal energy $179.5   75   5,008  $187.7  77  5,400 $156.2  79  4,327
Electric energy  49.0   20     950    44.7  18    860   34.3  17    693
Fees and other
  revenues       12.2    5      --    11.2   5     --    8.2   4     --
               ------   --   -----  ------  --  -----  -----  --  -----
Total          $240.7  100   5,958  $243.6 100  6,260 $198.7 100  5,020
               ====== ====   ===== ======= ===  ===== ====== === ======

The following table shows the components of the Statement of Operations as a percent of total revenues for the three years ended December 31, 1997:

                              1997      1996      1995
                              -----     -----     ------
Total revenues                100.0%    100.0%    100.0%
Fuel and consumables          (47.4)    (48.6)    (42.6)
Production and operating costs(19.6)    (18.0)    (20.2)
Depreciation                  ( 6.7)    ( 3.1)    ( 5.7)
General and administrative    (14.4)    (12.6)    (12.9)
Operating income               11.9      17.7      18.6
Interest expense               (7.9)     (7.7)    (10.0)
Other income, net               1.0        .7        .9
Minority interest in
   earnings of subsidiaries    (1.5)     (1.1)      (.5)
Earnings before income taxes
   and extraordinary item       3.5%      9.6%      9.0%

     The Company's preferred rate structures for thermal energy include fixed and variable components. These rate structures are intended to cause revenues to match the Company's costs of providing capacity, including projected debt service and return on equity, thermal losses in the distribution network, taxes, labor and scheduled maintenance and repair. The capacity component, which is independent of usage in the period, generally includes cost escalation provisions. These rate structures also contain a charge, which varies with usage during the period, and which is intended to cover directly variable costs, so as to pass through to customers the Company's cost of fuel. The Company accounts for its operating expenses based on the average cost to produce and deliver thermal energy or electricity, on a system by system basis, over the course of the year.

     A significant portion of the Company's revenues and operating profit are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer. This seasonal fluctuation is accentuated in those acquired steam systems where the Company's preferred rate structures are not employed. The Company's strategy of converting old contracts to the Company's preferred rate structures, adding cooling, electricity, energy services and industrial process loads will, if successful, reduce the concentration of revenues in cold months in the future.

Results of Operations

     Year ended December 31, 1997 compared with year ended December
31, 1996

Overview

     For the year ended December 31,1997, net earnings were $5.0 million compared with $12.1 million in 1996; and diluted earnings per common share were $.41 compared with $1.03 per common share last year. Included in net earnings for 1996 was an extraordinary loss of $1.9 million, or $.17 per common share, from the extinguishment of debt. Revenues of $240.7 million were slightly less than the $243.6 million in 1996. Operating income was $28.7 million and the operating margin was 11.9% in 1997 compared with operating income of $43.1 million and an operating margin of 17.7% in 1996. Excluding a condemnation award of $6.4 million and a fee received on completion of a project financing of $1.9 million, operating income was $34.8 million and the operating margin was 14.3% in 1996. The unusually mild winter weather, especially compared with the severe winter of 1996, was a major factor for the lower levels of revenues and profits in 1997.

  Revenues

     Revenues of $240.7 million were slightly less than the $243.6 million in 1996. Thermal energy revenue declined $8.2 million or 4% in 1997 to $179.5 million. Units of thermal energy sold were down 7% as energy systems in Baltimore, Boston and Philadelphia were particularly affected by the milder weather. Contributing to the decline in thermal energy sales were lower fuel prices, which are passed on to customers.

     Electric energy sales were $49.0 million in 1997, an increase of $4.3 million or 10%. This improvement was due to increased volume. Units of electric energy sold increased by 90,000 megawatt hours or 10%. In 1997, the trigeneration plant in Nassau County, NY, was operational for approximately 800 additional hours. This facility in 1996 was taken off line by the local utility and for an unplanned outage.

     Fees earned and other revenue increased 8% in 1997 due to the expansion of the Trigen-Ewing Power operation, which was acquired in the first quarter of 1996, and to the sale of a natural gas pipeline. This increase was offset in part by costs incurred in connection with the establishment and marketing of new joint ventures with electric utilities to develop combined heat and power projects.

  Operating Expenses

     Fuels and consumables were $114.2 million in 1997 compared with $118.3 million last year. This $4.1 million decrease was due to the lower level of thermal energy revenues and to lower fuel prices. Offsetting in part the decline in fuels and consumables were increased running hours in 1997 for the Nassau plant. The Company's rates typically enable it to pass changes in its fuel and most commodity costs to the customer. As a result such changes have little impact on operating income. Fuel and consumables' costs decreased from 48.6% of revenues in 1996 to 47.4% in 1997.

     Production and operating costs are those costs incurred to operate the plants, other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs, and plant operating costs. Production and operating costs increased 7% to $47.1 million compared with $44.0 million in 1996; and as a percent of revenues increased to 19.6% from 18.0%. The higher costs resulted from expansion of Trigen-Ewing Power, a pipeline rupture in St. Louis and higher pension expense. In addition, production and operating costs for 1996 were reduced by a $1.0 million arbitration award. Offsetting the 1997 increase in part was lower repair and maintenance costs.

     Depreciation expense was $16.0 million compared with $7.6 million last year. Included in 1996 depreciation expense was a $6.4 million gain resulting from a condemnation award. Excluding this gain, 1997 depreciation expense was higher by $2.0 million due to the high level of capital expenditures in 1997 and 1996.

     General and administrative expenses increased $4.0 million or 13% in 1997, mainly due to higher legal fees of $1.7 million and severance and reorganization expenses of $.7 million. Also contributing to the increase were higher costs incurred in connection with the Company's acquisition program. As a percent of revenues, general and administrative expenses were 14.4% in 1997 and 12.6% in 1996.

  Other income/(expense)

     Interest expense was $19.0 million in 1997 compared with $18.8 million in 1996. The reduction due to repaying high interest rate debt was more than offset by the higher level of debt in 1997.

     Other income, net was $.8 million higher in 1997 due mainly to a $.6 million gain on the sale of marketable securities.

  Income taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective tax rate was 41.0% in 1997 and 39.7% in 1996.

     Year ended December 31, 1996 compared with year ended December
31, 1995.

  Overview

     Net earnings for 1996 was $12.1 million, equal to $1.03 in diluted earnings per common share. This compared with net earnings of $10.6 million, or $.93 per common share, in 1995.
Net earnings for 1996 included an extraordinary loss of $1.9 million, or $.17 per common share, from the extinguishment of debt. Sales were $243.6 million in 1996 compared with $198.7 million in 1995. Operating income for 1996 was $43.1 million and the operating margin was 17.7%. For 1995, operating income was $37.0 million and the operating margin was 18.6%. Factors contributing to the improved performance were the colder 1996 winter, the full year effect of two acquisitions made in 1995 and receipt of an additional gain of $1.6 million in condemnation awards. In September 1995, the Company in partnership with Nations Energy Corporation acquired the energy production assets of Coors Brewing Company. Also in 1995, energy production facilities and distribution assets in Charlottetown, Prince Edward Island, Canada were acquired.

  Revenues

     Revenues were $243.6 million in 1996, an increase of $44.9 million or 23%, from $198.7 million in 1995. The revenue increase resulting from the full year effect of the two acquisitions in 1995 was $24.7 million. The remaining increase was due to the colder winter in 1996 and to the increased price of fuel. Thermal energy revenue increased 20% to $187.7 million in 1996, while units of thermal energy sold were up 25%. Sales of electric energy were $44.7 million in 1996, a 30% increase, and units of electric energy sold were higher by 24%.

     Fees earned and other revenue were $11.2 million in 1996, an increase of 37% over 1995. The 1996 acquisition of Trigen-Ewing
Power and fees earned from the energy assets of Coors Brewing
Company were the factors contributing to this increase.

  Operating Expenses

     Fuel and consumables' costs were $118.3 million, or 48.6% of revenues, in 1996, compared to $84.6 million, or 42.6% of revenues, in 1995, an increase of $33.7 million. This increase is due to the full year effect of the two acquisitions in the prior year and to the increased price of fuel.

     Production and operating costs increased to $44.0 million from $40.1 million in 1995, and as a percentage of revenues decreased to 18.0% from 20.2% in 1995. Production and operating costs were higher by $5.1 million due to the full year impact of the 1995 acquisitions. This increase was offset in part by labor productivity improvements and an arbitration award of $1.0 million.

     Depreciation expense was $7.6 million compared to $11.4 million in 1995, a decrease of $3.8 million. Depreciation expense in 1996 and 1995 included gains of $6.4 million and $4.8 million, respectively, on condemnation awards received for one of the Company's facilities in Boston. The additional condemnation gain of $1.6 million in 1996 and asset write-offs of $3.7 million in 1995 were the factors resulting in the lower 1996 depreciation expense.

     General and administrative costs increased to $30.6 million, or 12.6% of revenues, in 1996, from $25.6 million, or 12.9% of revenues, in 1995. This increase was mainly due to additional staffing, higher development and legal costs, and the full year effect of the two acquisitions in 1995.

  Other income/(expense)

     Interest expense declined by $1.1 million to $18.8 million in 1996, due primarily to lower average interest rates.


     Other income, net of $1.6 million was down $.2 million from 1995 on lower interest income.

  Income taxes

     The effective tax rate for 1996 was 39.7% compared with 40.9% in 1995.

  Extraordinary loss

     In 1996, $7.0 million of subordinated debt was prepaid and resulted in an extraordinary loss of $1.9 million, net of an income tax benefit of $1.1 million.

Liquidity and Financial Position

     The Company ended 1997 with total debt of $285.1 million compared with $258.5 million in 1996. Stockholders' equity of $145.5 million compares with $140.7 million at year-end 1996. Working capital was a negative $2.1 million, a $3.3 million improvement over 1996. At December 31,1997 and 1996, cash and cash equivalents were $13.7 million and $25.3 million, respectively, of which $9.7 million and $17.9 million, respectively was restricted as to use. See Note 4 of the Notes to Consolidated Financial Statements for information on the restrictions.

     Cash from operations is a principal source of funds for meeting the Company's operating needs. In 1997, $23.3 million was generated from operating activities compared with $27.6 million in 1996 and $13.9 million in 1995. The lower cash generated from operations in 1997 was due mainly to the earnings decline and higher working capital requirements. Receivables were higher due primarily to advances made to new joint ventures, in support of their development and marketing strategies. During 1997, the Company had net borrowings of $26.6 million and received $3.0 million on the sale of property, $1.3 million on the net issuance of common stock and $.6 million from the sale of marketable securities. These funds, along with the $23.3 million of cash generated from operations and $11.6 million of available cash at the beginning of the year, were used to invest $39.4 million in capital expenditures and $12.3 million in partnership investments, purchase a fuel management agreement and related inventory for $8.9 million, and pay $1.7 million in dividends to shareholders and $4.1 million to minority interests.

     Total debt increased $26.6 million in 1997. On April 4, 1997, the Company entered into a $160.0 million revolving credit agreement with several banks. This facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the Eurodollar rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. On June 10, 1997, the Company amended the $160.0 million revolving credit agreement by reducing the facility to $125.0 million and entered into a $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended by another 364-day period. The terms and conditions of both facilities are the same.

     At December 31, 1997, the Company had $85.5 million of borrowings available under its credit facilities for working capital and general corporate purposes. The Company's loan agreements contain various restrictions and conditions, with which the Company is in compliance. Certain loan agreements restrict payments by subsidiaries to the Company, unless the payments are for specified purposes or the subsidiary meets certain covenants. Management believes that cash generated from operations, borrowings available under its credit facilities and access to capital markets provide adequate resources to meet ongoing operating needs and future capital expenditures related
to the existing business and development of new projects.   See
Note 10 of the Notes to Consolidated Financial Statements for information on long-term debt.

     In February 1998, the $14.4 million of Nassau bonds, with a fixed tax-exempt rate of 7.75%, were refinanced by a new issue of variable rate demand tax-exempt bonds.

     During 1997, stockholders' equity increased $4.8 million to $145.5 million at December 31, 1997. This increase reflects $5.0 million of net earnings, $1.3 million from the issuance of common stock, net of stock purchases, and $.2 million increase in the cumulative translation adjustment; offset by a $1.7 million dividend payment to shareholders. In 1997, 30,000 shares of common stock were purchased for the treasury at a cost of $.7 million.

  Capital Expenditures

     Capital expenditures were $39.4 million in 1997 compared with $47.6 million in 1996 and $18.5 million in 1995, as the Company continues to invest in capital improvements to increase efficiency, reduce costs, pursue new opportunities, expand production and improve facilities. Capital expenditures during 1997 included upgrading and expanding the distribution system and plant on Prince Edward Island, construction of a district chilled water system in downtown Kansas City, a gas turbine inlet air cooling system at the Nassau plant and improvements to the distribution system in Philadelphia.

  Environmental Expenditures

     The Company's facilities are subject to governmental requirements with respect to the discharge of materials and otherwise relating to protection of the environment. The Company spent approximately $4.4 million and $4.3 million in 1997 and 1996, respectively, to comply with these requirements and estimates that its expenditures for environmental compliance in 1998 through 2000 will be approximately $9.3 million in the aggregate. These expenditures include improvements at certain facilities for air emission control equipment as required by the United States Clean Air Act (the "Clean Air Act"), wastewater discharge control equipment, asbestos control and replacement of CFC refrigerants.

  Acquisition

     On January 22, 1998, the Company acquired all of the capital stock of Power Sources, Inc. (renamed Trigen-BioPower, Inc.) a biomass-to-energy power plant developer and operator, for a cash price of $44.1 million. The acquisition was funded from the Company's credit facilities. See Note 18 of the Notes to Consolidated Financial Statements for information on the acquisition.

  Impact of New Accounting Standards

     Based on preliminary analyses, the Company does not expect that the future adoption of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information", will have a material effect on the Company's results of operations and financial condition.

  Additional Information

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues. The cost of such actions has not yet been determined, however, the Company does not believe that such cost will have a material effect on the Company's results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and financial statement schedules that are filed as part of this Annual Report begin on page F-1 hereof.

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     The principal accountant for the Company for the fiscal years ending December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997 was KPMG Peat Marwick LLP ("KPMG"). The Company has made a decision to change the Company's principal accountant for the Company's fiscal year ending December 31, 1998, for the reason set forth below. The Audit Committee and the Board of Directors of the Company have approved this determination.

     KPMG is also in the business of providing consulting services to clients with respect to issues related to the energy business. In 1997, a dispute arose between the Company and the consulting services division of KPMG with respect to the conduct of consulting services provided to a third party. That dispute was not resolved to the satisfaction of the Company. The change in principal accountant is not due to any matter regarding KPMG's accounting services. KPMG's report on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Neither were there, during the two most recent fiscal years or the period since December 31, 1997, any disagreement with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     The Audit Committee intends to recommend a new principal accountant for selection by the Board of Directors following an appropriate set of interviews of various accounting firms being conducted by the management of the Company and recommendation to the Audit Committee. Therefore, no accountant will be presented to the shareholders of the Company for ratification at the Company's annual meeting of shareholders, which will take place on May 13, 1998.

PART III

Item 10.  Directors and Executive Officers of the Company

     Information concerning directors and executive officers of Trigen is hereby incorporated by reference from Trigen's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year. Trigen's definitive proxy statement will be accompanied by this Annual Report when mailed to Shareholders.

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

     (a) (3) The Exhibits listed under "Index of Exhibits" on pages E-1 to E-4 hereof are filed as part of this Annual Report.

     (b)  Reports on Form 8-K.  None.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULES

                                                            Page
                                                            ----
Registrant's Financial Statements

  Independent Auditors' Report                              F-2

  Consolidated Balance Sheets as of
     December 31, 1997 and 1996                             F-3

  Consolidated Statements of Operations for
     the Years Ended December 31, 1997, 1996 and 1995       F-4

  Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1997, 1996 and 1995           F-5

  Consolidated Statements of Stockholders' Equity for
     the Years Ended December 31, 1997, 1996 and 1995       F-6

  Notes to Consolidated Financial Statements                F-7

Registrant's Financial Statement Schedules

  I  Condensed Financial Information of the Registrant as
     of December 31, 1997 and 1996 and for the Years Ended
     December 31, 1997, 1996 and 1995                       S-1

 II  Valuation and Qualifying Accounts for the Years Ended
     December 31, 1997, 1996 and 1995                       S-6

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                    INDEPENDENT AUDITORS' REPORT

The Board of Directors
Trigen Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Trigen Energy Corporation and subsidiaries as of December 31,
1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trigen Energy Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

                              /s/ KPMG PEAT MARWICK LLP


February 3, 1998, except for Note 18, which is as of March 9, 1998 Stamford, Connecticut


          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    December 31, 1997 and 1996
               (In thousands, except share data)

                                            1997       1996
                                            ----       ----
                    ASSETS
Current assets:
  Cash and cash equivalents                 $ 8,967    $14,598
  Accounts receivable
    Trade (less allowance for doubtful
      accounts of $1,074 in 1997 and
      $1,128 in 1996)                       34,866      35,436
    Other                                   10,815        3,479
                                          --------      -------
    Total accounts receivable               45,681       38,915
  Inventories                                7,054        6,900
  Prepaid expenses and other current assets  7,985        7,346
                                          --------      -------
Total current assets                        69,687       67,759
Non-current cash and cash equivalents        4,726       10,678
Property, plant and equipment, net         388,448      371,584
Investment in non-consolidated partnerships 19,560        8,781
Intangible assets, net                      21,454       14,390
Deferred costs and other assets, net        22,094       21,244
                                          --------     --------
Total assets                              $525,969     $494,436
                                          --------     --------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term debt                         $ 14,200     $ 18,500
  Current portion of long-term debt         14,499       13,499
  Accounts payable                          10,053        7,800
  Accrued income taxes                       3,933        2,353
  Accrued fuel                              11,545       14,394
  Accrued expenses and other current
     liabilities                            17,552       16,613
                                          --------      -------
Total current liabilities                   71,782       73,159
Long-term debt                             256,361      226,487
Other liabilities                            4,786        7,755
Deferred income taxes                       31,237       29,597
                                           -------      -------
Total liabilities                          364,166      336,998
Minority interests in subsidiaries          16,321       16,768
Stockholders' equity:
  Preferred stock--$.01 par value,
     authorized and unissued
     15,000,000 shares                          --           --
  Common stock--$.01 par value,
     authorized 60,000,000 shares,
     issued 12,070,162 shares in 1997
     and 12,010,597 shares in 1996             121          120
  Additional paid-in capital               114,157      112,836
  Retained earnings                         31,881       28,538
  Cumulative translation adjustment            296          136
  Treasury stock, at cost, 45,500 shares
    in 1997 and 46,140 shares in 1996         (973)        (960)
                                           --------   ----------
Total stockholders' equity                 145,482      140,670
                                           --------   ----------
Total liabilities and stockholders'equity $525,969     $494,436
                                           --------  ----------


See accompanying notes to consolidated financial statements.


          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1997, 1996 and 1995
          (In thousands, except per share data)


                              1997           1996           1995
                              ------         -----          -----
Revenues
     Thermal energy           $179,527       $187,740       $156,221
     Electric energy            48,997         44,663         34,315
     Fees earned and other
        revenues                12,127         11,231          8,174
Total revenues                 240,651        243,634        198,710
Operating expenses
  Fuel and consumables        114,168         118,304         84,565
  Production and operating
     costs                     47,086          43,959         40,089
  Depreciation                 16,021           7,595         11,429
  General and administrative   34,633          30,638         25,589
Total operating expenses      211,908         200,496        161,672
Operating income               28,743          43,138         37,038
Other income (expense)
  Interest expense            (18,976)        (18,840)       (19,890)
  Other income, net             2,448           1,603          1,816
Earnings before minority
     interests, income taxes
     and extraordinary item    12,215          25,901         18,964
Minority interests in earnings
     of subsidiaries           (3,699)         (2,598)        (1,076)
Earnings before income taxes
     and extraordinary item     8,516          23,303         17,888
Income taxes                    3,491           9,252          7,324
Earnings before extraordinary
     item                       5,025          14,051         10,564
Extraordinary loss from
     extinguishment of debt,
     net of income tax benefit     --          (1,943)            --
Net earnings                  $  5,025       $ 12,108       $ 10,564

Basic earnings per common share
  Before extraordinary item   $    .42       $   1.21       $    .93
  Extraordinary loss                --          (.17  )              --
  Net earnings                $    .42       $   1.04       $    .93

Diluted earnings per common share
  Before extraordinary item   $    .41       $   1.20  $       .93
  Extraordinary loss                --         (.17)         --
  Net earnings                $    .41       $   1.03  $      .93

Average common shares
     outstanding                12,011         11,612       11,390
Average common and common equiv-
    alent shares outstanding    12,130         11,694       11,390

Dividends per common share    $    .14       $    .14       $    .14


     See accompanying notes to consolidated financial statements.



          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Years Ended December 31, 1997, 1996 and 1995
                            (In thousands)
                                        1997      1996      1995
Cash flows from operating activities
  Net earnings                          $ 5,025   $12,108   $10,564
  Reconciliation of net earnings
     to cash provided by operating
     activities
    Depreciation and amortization        19,504    10,333    14,070
    Deferred income taxes                   863     4,871     4,437
    Provision for doubtful accounts         331       664       208
    Gain on sale of marketable securities  (612)       --        --
    Minority interests in subsidiaries    3,699     2,598     1,076
    Changes in assets and liabilities,
      net of effects of acquisitions
      Accounts receivable                (7,097)     (984)  (12,532)
      Inventories and other current assets (422)   (1,613)   (1,286)
      Accounts payable and other current
         liabilities                      1,866     1,848     3,138
      Noncurrent assets and liabilities     173    (2,206)   (5,780)
     Net cash provided by operating
        activities                       23,330    27,619    13,895
Cash flows from investing activities
  Purchase of marketable securities      (4,139)       --        --
  Sale of marketable securities           4,751        --    16,361
  Proceeds of condemnation award, net        --     6,821     5,265
  Acquisition of energy facilities           --        --   (18,549)
  Capital expenditures                  (39,415)  (47,641)  (18,454)
  Purchase of a fuel management agreement
     and related inventory               (8,871)       --        --
  Proceeds on sale of property, plant
     and equipment                        3,000        --        --
  Investment in non-consolidated
     partnerships                       (12,294)   (1,911)   (1,460)
Net cash used in investing activities   (56,968)  (42,731)  (16,837)
Cash flows from financing activities
  Short-term debt, net                   (4,300)    4,335    (1,435)
  Proceeds of long-term debt             77,253    42,384    16,000
  Payments of long-term debt            (46,379)  (28,934)  (10,197)
  Sale of interest rate caps                --      1,003        --
  Dividends paid                         (1,682)   (1,640)   (1,594)

  Issuance of common stock, net           1,309     5,949       506
  Distribution to minority interests     (4,146)   (2,884)       --
Net cash provided by financing
     activities                          22,055    20,213     3,280
Cash and cash equivalents
  Increase/(decrease)                   (11,583)    5,101       338
  At beginning of period                 25,276    20,175    19,837
  At end of period                     $ 13,693   $25,276   $20,175

  Current                              $  8,967   $14,598   $ 9,984
  Noncurrent                              4,726    10,678    10,191
  At end of period                     $ 13,693   $25,276   $20,175
Supplemental disclosure of cash
     flow information
  Non-cash investing activity
    Acquisition of subsidiary              --     $ 1,037        --
  Non-cash financing activity
    Issuance of common stock for
      acquisition of subsidiary            --     $ 1,037        --
    Issuance of common stock for
      extinguishment of long-term debt     --     $ 4,250        --

See accompanying notes to consolidated financial statements.



          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (in thousands, except share data)


                               Common Stock          Additional
                              ------------------     Paid-In        Retained
                              Shares       Amount    Capital        Earnings
                              ------       ------    ----------     ---------
Balance, December 31, 1994    11,380,000     $114      $100,288     $ 9,100
   Issuance of common stock.      36,418       --           500         --
   Dividends . . . . . . .           --        --            --      (1,594)
   Net earnings                      --        --           --       10,564
                              ----------     ------    --------    ---------
Balance, December 31, 1995    11,416,418      114       100,788      18,070
   Issuance of common stock      594,179        6        12,048          --
   Repurchase of common stock         --       --            --          --
   Dividends                          --       --            --     ( 1,640)
   Net earnings                       --       --            --      12,108
   Cumulative translation adj.        --       --            --          --
                              ----------     ----      -------   -------

Balance, December 31, 1996    12,010,597      120       112,836   28,538
   Issuance of common stock       59,565        1         1,321       --
   Repurchase of common stock         --       --            --       --
   Dividends                          --       --            --  ( 1,682)
   Net earnings                       --       --            --    5,025
   Cumulative translation adj.        --       --            --       --
                               ---------     ----       -------   -------
Balance, December 31, 1997    12,070,162     $121      $114,157  $31,881
                              ----------     ----      --------  --------

                              Cumulative      Treasury Stock
                              Translation     -----------------
                              Adjustment       Shares    Amount    Total
                              ------------    -------    ------    -----
Balance, December 31, 1994    $       --        7,570    $ (148)   $109,354
   Issuance of common stock           --      (   302)        6         506
   Dividends                          --           --        --   (
1,594)
   Net earnings                       --           --        --      10,564
                              ----------      -------     -----    --------
Balance, December 31, 1995            --        7,268      (142)    118,830
   Issuance of common stock           --           --        --      12,054
   Repurchase of common stock         --       38,872      (818)   (    818)
   Dividends                          --           --        --    (  1,640)
   Net earnings                       --           --        --      12,108
   Cumulative translation adj.       136           --        --         136
                              ----------       -------    -------   --------
Balance, December 31, 1996           136       46,140      (960)    140,670
   Issuance of common stock           --      (30,640)      637       1,959
   Repurchase of common stock         --       30,000      (650)   (    650)
   Dividends                          --           --        --    (  1,682)
   Net earnings                       --           --        --       5,025
   Cumulative translation adj.       160           --        --         160
                                ----------       -------  -------   --------
Balance, December 31, 1997    $      296       45,500   $  (973)   $145,482
                               ----------      -------   -------   ---------

See accompanying notes to consolidated financial statements.


          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

     Trigen Energy Corporation (the "Parent Company", and together with its subsidiaries, the "Company") develops, owns and operates commercial and industrial energy systems in the United States and Canada. The Company uses its expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity. The Company combines heat and power generation, producing electricity as a by-product, for use in its facilities and for sale to customers. At December 31, 1997, the Company operated 14 commercial and industrial energy systems.

     Suez Lyonnaise Des Eaux, a French corporation, through its energy services affiliate Elyo, a French corporation, owns 54% of the Company's common stock. Elyo and the Company have entered into a licensing agreement to provide technical assistance to the Company to construct, operate and maintain community energy systems within North America, as well as the right to use patents and licenses of Elyo in connection with the generation and distribution of electricity, chilled water and waste incineration.

     The Company has established joint ventures with electric utilities to develop and operate combined heat and power plants. The Company's equity share in the operating results of these joint ventures is reported in fees earned and other revenues in the Consolidated Statements of Operations.

     A significant portion of the Company's revenues and operating profit are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

2.  Summary of Accounting Policies

  Accounting Changes

     In December 1997, the Company adopted SFAS 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per common share in the Consolidated Statements of Operations and a reconciliation of earnings and shares between the basic and diluted computations.

     In October 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As allowable by SFAS No. 123, the Company elected to continue following the recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (note
13).

     In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (note 6).

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Parent Company and all wholly-and majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     There are two customers whose revenues were more than 10% of total Company revenues. Revenues for one customer were 13%, 12% and 13% of total Company revenues in 1997, 1996 and 1995, respectively. The other customer accounted for 13% and 12% of total revenues in 1997 and 1996, respectively. These two customers accounted for 19% of the total receivable balance at December 31, 1997.

  Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits and temporary investments in high-grade instruments with original maturities at date of purchase of three months or less.

  Fuel Expense and Deferred Fuel

     Certain of the Company's subsidiaries, either as a result of regulation or contractual agreements with their customers, are allowed to recover all or substantially all of their fuel costs, which is the Company's largest expense. Certain of these subsidiaries estimate the future cost of fuel in current contract rates. Differences between the estimated fuel costs and actual fuel costs are deferred and subsequently charged to or rebated to the customer through future rate adjustments.

  Inventories

     Inventories are comprised principally of fuel, operating supplies and spare parts. Fuel inventories are stated at cost determined on a first-in, first-out basis and materials and supplies are stated at average cost. The portion of spare parts inventories not expected to be used within one year are classified as noncurrent.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost.
Depreciation is computed by the straight-line method over the estimated useful lives commencing when assets, or major components thereof, are placed in service. Renewals or betterments are capitalized, while maintenance and repair costs are expensed.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Deferred Cost and Other Assets

     Included in deferred costs and other assets are capitalized costs associated with debt financing, development projects and other non-current assets. Financing costs are capitalized and amortized over the debt term using methods that approximate the interest method. Costs incurred in developing energy generation facilities prior to the execution of binding contracts are accumulated by project and included in the acquisition cost or as construction in process for that project.

  Intangible Assets

     Included in intangible assets are the costs in excess of the net assets of acquired companies, a non-compete agreement with the former majority owner of an acquired company, a fuel management contract and organization costs. The costs in excess of the net assets of acquired companies is being amortized over periods not exceeding 30 years. The non-compete and fuel management agreements are being amortized over the terms of the agreements, 15 and 19 years, respectively. The Company continuously assesses the recoverability of these intangible assets by evaluating whether the amortization of the intangible assets over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. The amount of impairment, if any, is measured based on projected discounted future results, using a discount rate reflecting the Company's average cost of funds. Organization costs are amortized over 5 years.

  Foreign Currency Translation

     Income and expenses of Canadian subsidiaries are translated to U.S. dollars at rates in effect during the year, and assets and liabilities at year-end rates. Translation adjustments are included in stockholders' equity in the Consolidated Balance
Sheet. Foreign currency transaction gains and losses are included in net earnings.

  Financial Instruments

     The Company uses financial instruments to limit the financial risk of increases in interest rates on its floating rate debt. The differential to be paid or received under financial instruments is accrued and recognized in interest expense as interest rates change.

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

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental Expenditures

     Expenditures that relate to an existing condition, which do not contribute to current or future revenue generation and expenditures incurred for environmental compliance with respect to pollution prevention and ongoing monitoring programs, are expensed as incurred. Expenditures that increase the value of the property are capitalized.

  Earnings Per Common Share

Following is a reconciliation of basic earnings per common share to diluted earnings per common share for the two years ended
December 31, 1997 (in thousands, except per share data).



                                      1997                  1996
                                    ---------------   ----------------
                                    Basic   Diluted   Basic     Diluted
Earnings before extraordinary item  $5,025  $5,025    $14,051   $14,051
                                   -------   ------    ------    ------
Average equivalent shares
  Common shares outstanding         12,011  12,011     11,612    11,612
  Stock options                         --     119         --        82
                                   -------   ------    ------    ------
  Average equivalent shares         12,011  12,130     11,612    11,694
                                   -------   ------    ------    ------
Earnings per common share             $.42    $.41      $1.21     $1.20
                                   -------   ------    ------    ------


For the year ended December 31, 1995, earnings per common share were the same for both the basic and diluted computation.
Certain potentially dilutive stock options are not considered in the above computations due to the fact that they would be anti-dilutive.

3. Acquisitions

     In 1995, the Company formed a partnership with a subsidiary of Nations Energy Corporation to purchase the energy production assets of Coors Brewing Company ("Coors") and to provide steam and electricity to Coors over a 25-year period. The purchase price of these assets was $22.0 million. Also in 1995, the Company purchased energy production facilities and distribution assets in Charlottetown, Prince Edward Island ("PEI") from the PEI Energy Corporation and the government of PEI for $7.3 million. These acquisitions were accounted for under the purchase method.

4.  Restricted Funds

     Under the terms of the Company's debt agreements, a portion of the cash of the operating subsidiaries is restricted in use, first to paying the operating costs of the respective subsidiary, then its debt service obligations, in the priority stipulated in the respective debt agreements. Restricted funds at December 31, 1997 and 1996 were (in thousands):

                                        1997                1996
                          ---------------------   ---------------------
                          Current   Non-Current   Current   Non-Current
                          -------  -----------    -------   -----------
Restricted                $5,006    $4,726        $ 7,180   $10,678
Unrestricted               3,961        --          7,418        --
                          -------  -----------    -------   -----------
Cash and cash equivalents $8,967    $4,726        $14,598   $10,678
                          ------   -------        -------   -------




          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Under the terms of the debt agreements, payments from subsidiaries to affiliated companies, including the Parent Company, are permitted, provided no default exists or would be created by the payment and either (a) the payment is to reimburse the Parent Company for management costs as permitted by the respective debt agreement or (b) the subsidiary meets financial tests, which may include debt coverage, working capital or equity tests, as specified in the respective agreement.

5.  Inventories

Inventories at December 31, 1997 and 1996 were (in thousands):

                                        1997      1996
                                        -----     -----
Fuel                                    $2,055    $2,370
Operating supplies and spare parts       4,999     4,530
                                        ------    ------
Total                                   $7,054    $6,900
                                        ------    ------

     At December 31, 1997, the Company had purchase commitments for fuel at prices discounted from the spot market and at fixed prices. The aggregate commitment under these contracts is estimated to be $11.3 million based on current spot prices.
These contracts expire at varying dates from October 1998 through December 1998.

     The Company has fuel cost pass-through clauses in its rates with customers for all of these commitments.

6.  Property, Plant and Equipment

     Property, plant and equipment at December 31, 1997 and 1996 was (in thousands):




                         Estimated Useful
                          Lives (Years)      1997      1996

                         ----------------    ----      ----
Land                              --          10,418   $10,448
Plant, machinery and
     equipment                15-35          392,643   365,887
Buildings                        40           34,607    31,216
Furniture, fixtures and
  leasehold improvements        3-5            7,611     7,488
Construction in process          --           20,421    18,541
                                              -------  -------
                                             465,700   433,580
Less: Accumulated depreciation               (77,252)  (61,996)
                                             -------   -------
                                            $388,448  $371,584
                                             -------   -------


     Substantially all of the Company's assets are pledged as collateral under the Company's debt agreements (note 10).

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

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Intangible Assets

Intangible assets at December 31, 1997 and 1996 were (in thousands):

                                             1997      1996
                                             ------    -------
Costs in excess of net assets acquired       $5,599    $ 5,373
Non-compete agreement                        10,000     10,000
Fuel management agreement                     8,500         --
Organization costs                            3,496      3,507
                                             ------    -------
                                             27,595     18,880
Less: Accumulated amortization               (6,141)    (4,490)
                                             -------   -------
                                             $21,454   $14,390
                                             -------   -------

     Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $1,651,000, $1,415,000, and $1,053,000,
respectively.

8.  Deferred Costs and Other Assets

     Deferred costs and other assets at December 31, 1997 and 1996 were (in thousands):

                                             1997      1996
                                             ----      ----
Deferred financing costs                     $18,066   $17,088
Less: Accumulated amortization               ( 7,928)  ( 6,098)
                                             -------   --------
                                             10,138    10,990
Project development costs                     1,855     1,516
Noncurrent receivables                        3,480     1,666
Noncurrent inventories                        2,038     2,057
Other                                         4,583     5,015
                                            -------   -------
                                            $22,094   $21,244
                                            -------   -------

     Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $1,830,000, $1,323,000 and $1,588,000, respectively.

9.  Short-term Debt

     United Thermal Corporation, a wholly-owned subsidiary of the Parent Company, together with its affiliated companies ("UTC") have a $14.2 million revolving credit facility available (the "UTC Revolver") through December 31, 1998, and, upon approval of the lender, for additional one year periods thereafter. The UTC Revolver is secured pro rata with the UTC Term Loan (note 10). UTC is required to have 60 consecutive days each year with no outstanding borrowings under the UTC Revolver. UTC has several interest rate options under the UTC Revolver including LIBOR.
The balances outstanding under this facility at December 31, 1997 and 1996 were $14.2 million and $13.5 million, respectively, and the average rates on these borrowings were 6.6% in 1997, 6.4% in 1996 and 7.1% in 1995. The effective rate at December 31, 1997 was 7.0%.

     The Company had a $22.5 million bank credit facility which expired March 1997. At December 31, 1996, $5.0 million was outstanding under this facility.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Long-term Debt

Long-term debt outstanding at December 31 was (in thousands):

                                        1997      1996
                                        ----      ----
1997 credit facility (a)                $74,500   $    --
1995 credit facility (repaid in 1997)         --   29,000
UTC term loan (b)                        58,441    66,440
Nassau term loan (c)                     44,939    47,789
Nassau bonds (c)                         14,350    14,350
Trenton bonds (d)                        35,995    37,280
Oklahoma term loan (e)                   17,579    18,743
Oklahoma bonds (e)                        4,920     9,000
Trigen Energy Canada term loan (f)       20,136    17,384
                                        -------   -------
                                        270,860   239,986
Less: Current portion included above    (14,499)  (13,499)
                                        --------  --------
                                       $256,361  $226,487
                                        --------  --------

(a) On April 4, 1997, the Company entered into a $160.0 million revolving credit agreement with several banks. This facility was used to repay indebtedness outstanding under a $62.5 million credit facility entered into in 1995. The $160.0 million facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the Eurodollar rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. The average effective rate on the facility was 6.5% in 1997 and the rate at December 31, 1997 was 6.7%. On June 10, 1997, the Company amended the $160.0 million credit agreement by reducing the facility to $125.0 million and entered into a $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended by another 364-day period. The terms and conditions of both facilities are the same.

(b) The UTC term loan and the UTC Revolver (note 9) (together the "UTC Debt") are secured by all the assets and revenues of UTC. The Parent Company has guaranteed the UTC Debt in an amount which is limited, except for liabilities of UTC arising from environmental matters, to the lesser of $31.7 million and one-third of the UTC Debt commitments.

Interest on the UTC term loan is at variable rates based on LIBOR. The average effective rate was 7.3% in 1997, 7.6% in 1996 and 7.7% in 1995. The rate at December 31, 1997 was 7.8%. UTC has purchased interest rate protection agreements (note 11). Principal repayments commenced in June 1994, with final maturity in September 2004.

(c) Interest on the Nassau term loan is at variable rates based on LIBOR. The average effective rate was 6.7% in 1997, 6.8% in 1996 and 7.2% in 1995. At December 31, 1997, the effective rate was 6.9%. Principal repayments commenced in June 1992, with final maturity in December 2003.

     The Nassau bonds were issued by the Town of Hempstead Industrial Development Authority. Interest is 7.75% per year. Principal payments are due from 2012 through 2015. A bank has issued a letter of credit in favor of the bondholders in the event of default. In February 1998, the Nassau bonds were refinanced as variable rate demand tax-exempt industrial development bonds.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Nassau term loan and the Nassau bonds are without recourse to the Parent Company. All the assets and revenues of Trigen-Nassau Energy Corporation, a wholly-owned subsidiary of the Parent Company ("Trigen-Nassau") are pledged to secure the term loan and bonds. Upon certain events, Trigen-Nassau will be required to enter into interest rate protection agreements the effect of which is to fix the rate on 50% of the aggregate outstanding principal amounts of the term loan and bonds for a minimum of five years.

(d) The Trenton bonds were issued by the New Jersey Economic Development Authority, and are payable solely from revenues and other funds pledged by Trigen-Trenton Energy Company, a majority-owned subsidiary of the Parent Company. The bonds require annual sinking fund payments that began December 1993 with final maturity in December 2010. The interest rates were fixed to maturity at 6.1%-6.2% on $35.2 million of the bonds (the tax-exempt portion), and 7.3% on the balance (the taxable portion).

(e) Interest on the Oklahoma term loan is at variable rates based on LIBOR. The average effective rate was 7.1% in 1997, 6.9% in 1996 and 7.5% in 1995. The rate at December 31, 1997, was 7.2%. Principal repayments commenced in December 1994, with final maturity in September 2007.

The Oklahoma bonds were issued by the Oklahoma City
Industrial and Cultural Facilities Trust. Interest is 6.75% per year. Principal payments are due from 2008 through 2017. A bank has issued a letter of credit in favor of the bondholders in the event of default.

The Oklahoma term loan and the Oklahoma bonds are without recourse to the Parent Company. All the assets of Trigen-Oklahoma Energy Corporation, a wholly-owned subsidiary of the Parent Company, ("Trigen-Oklahoma") are pledged to secure the term loan and bonds. Upon certain events, Trigen-Oklahoma will be required to enter into interest rate protection agreements the effect of which is to fix the rate on 75% of the aggregate outstanding principal amounts of the term loan and bonds for an average life of seven years.

(f) Interest on the term loan for Trigen Energy Canada Inc., a wholly-owned subsidiary of the Parent Company, ("Trigen-Canada") was at variable rates during 1997 based on Canadian bankers' acceptances. The average effective rate was 4.6% in 1997 and 4.7% in 1996. At December 31, 1997, Trigen-Canada entered into an interest rate swap agreement fixing the rate on the outstanding principal amount (Note 11). The rate at December 31, 1997 was 5.3%. The term loan is secured by the assets of Trigen-Canada, with limited recourse to the Parent Company in the event of any shortfall in debt service payments by Trigen-Canada.

The Company's debt agreements limit or restrict cash payments, the payment of dividends, capital expenditures, incurrence of new debt and transactions with affiliates. At December 31, 1997, the Company was in compliance with all covenants contained in its debt agreements.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of long-term debt for the next five years are as follows (in thousands):

     1998      $14,499
     1999       16,451
     2000       17,365
     2001       18,508
     2002       93,065

     Based upon the debt balances at December 31, 1997, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $505,000 per year when three-month LIBOR is under 6.0% ranging to approximately $416,000 per year when three-month LIBOR is over 7.5%. Three-month LIBOR at December 31, 1997 was 5.9%.

     Cash paid for interest (net of amounts capitalized) was $17.3 million, $17.5 million and $18.1 million in 1997, 1996 and 1995, respectively.

11.  Financial Instruments

     The fair value of long-term debt, including the current portion, and interest rate swap, cap and collar agreements, was estimated based on the future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar instruments of comparable maturity. The estimated fair value of long term debt and related financial instruments approximates carrying value at December 31, 1997.

     The fair value of receivables, payables and short-term debt approximates carrying value at December 31, 1997 due to the short-term maturity of these instruments.

     As of December 31, 1997, the Company had outstanding interest rate swap, cap and collar agreements having a total notional amount of $49.4 million, an average fixed interest rate of 6.8% and an average remaining life of 7 years.

     In addition to the letters of credit issued with respect to the Nassau and Oklahoma bonds (Note 10), the Company had outstanding a contingent liability for letters of credit of $17.2 million at December 31, 1997. In January 1998, $10.0 million of the letters of credit outstanding were canceled.

12.  Leases

     The Company has entered into various leasing arrangements for office space, land and equipment. These arrangements are accounted for as operating leases.

     Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year at December
31, 1997 are (in thousands):

     1998                     $2,959
     1999                      2,858
     2000                      2,846
     2001                      2,751
     2002                      2,425
     Thereafter               13,155
     Total minimum payments   $26,994

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Excluded from the above future minimum rental payments are two operating leases, one for a term of 25 years and the other for 99 years. The 25-year lease is for land, facilities and equipment and the 99-year lease is for land. The current annual rental payments for these leases are $912,000 and the total remaining commitments at December 31, 1997 are estimated to be $29.3 million.

     Rental expense was $3,473,000 in 1997, $2,932,000 in 1996 and
$2,080,000 in 1995.

13.  Stock Options

     The Company's stock incentive plan provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock and other stock awards to officers and key employees and stock options to non-employee directors. In 1997, shareholders approved an increase in the number of shares of common stock that may be issued under the stock incentive plan to 2,000,000 shares.

     Stock options outstanding under the stock incentive plan were granted at a price equal to 100% of the market price on the date of grant. Stock options granted to non-employee directors are exercisable six months from the date of grant, and are exercisable until the earlier of the tenth anniversary of the date of grant, or the first anniversary of leaving the Board of Directors. Stock options granted to employees vest at the rate of 20% per year, starting on the first anniversary of the grant date and are exercisable over a period of ten years from the date of grant, with the exception of grants of stock options in 1995 for 18,800 shares, which vest immediately.

     Information relating to stock options granted during 1997, 1996 and 1995 is summarized as follows:
                                                  Average
                                   Number of      Exercise
                                   Shares         Price
                                   ---------      --------
Outstanding December 31, 1994       491,000       $15.92
Granted                              90,500        19.82
Canceled                            (14,200)       15.75
                                   ---------
Outstanding December 31, 1995       567,300        16.54
Granted                              67,200        20.05
Exercised                           (38,500)       16.05
Canceled                            (31,940)       16.95
                                   ---------
Outstanding December 31, 1996       564,060        17.05
Granted                             371,500        21.37
Exercised                           (24,740)       17.08
Canceled                            (43,290)       18.34
                                   ---------
Balance December 31, 1997           867,530        18.83
                                   ---------

The following summarizes information about stock options outstanding at December 31, 1997.

                          Outstanding                Exercisable
                    ---------------------------   -----------------
                                        Average             Average
  Range of                    Average   Exercise            Exercise
Exercise Prices     Options   Life(a)   Price     Options   Price
---------------     -------   -------   --------  -------   --------
$15.75 - 19.75      441,530     8.0     $17.88    272,374   $16.15
 20.00 - 24.00      396,500     8.9      21.82     34,700    21.55
 24.25 - 27.75       29,500     9.2      25.86      4,800    25.67
                    -------     ---     ------    -------   ------
Total               867,530     8.7     $18.83    311,874   $16.90
                    -------     ---     ------    -------   ------

(a)  Average contractual life remaining in years.


          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company applies APB 25 in accounting for its stock option plan. Accordingly, compensation expense would be recorded on the date of grant only if the current market price of the Company's common stock exceeded the exercise price. Had compensation expense for stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with SFAS No. 123, net earnings would have decreased by $341,000 ($.03 per common share) and $156,000 ($.01 per common share) in 1997 and 1996, respectively.

     The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: risk free interest rates of 6.2% and 6.5% for 1997 and 1996, respectively; annual dividend yields of .7% and .5% for 1997 and 1996, respectively; expected option life of
8.4 years for 1997 and 8.3 years for 1996; and volatility of 31% and 33% for 1997 and 1996, respectively. The weighted average fair value of an option granted during 1997 and 1996 was $10.15 and $10.10 per share, respectively.

     In connection with the employee stock purchase plan, the Company allocated 200,000 shares of common stock for purchases pursuant to such plan. Stock purchased in 1997, 1996 and 1995 pursuant to the employee stock purchase plan was 32,028, 28,325 and 25,768 shares, respectively. The acquisition price of the stock is 85% of the lower of the closing market price on the first and last day of the six-month purchase period.

14.  Retirement Plans

     The Company sponsors a 401(k) Plan which allows participants to make contributions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions in varying percentages according to a schedule up to an annual maximum Company contribution of approximately $1,260 per employee. Employees vest immediately in both employee and Company contributions. Company contributions to the 401(k) Plan were $1,099,000 (including the cost of 23,902 shares of Company common stock), $1,375,000 (including the cost of 27,460 shares of Company common stock), and $1,064,000 (including the cost of 26,253 shares of Company common stock) in 1997, 1996 and 1995, respectively. Effective January 1, 1995, the 401(k) Plan was open to all Company employees excluding certain employees covered by other retirement plans.

     Benefits payable under a defined benefit plan were frozen as of December 31, 1994 pending vesting and distribution to participants. Benefits under the plan are based primarily on salary during the term of employment and length of service. Pension expense was $316,000, $122,000 and $75,000 in 1997, 1996 and 1995, respectively. The Company's net obligation under the plan at December 31, 1997 was not significant.

15.  Income Taxes

     The provision for income taxes was (in thousands):

                       1997                1996                   1995
                       ----                ----                   ----
            Current Deferred Total Current Deferred Total Current Deferred Total
            ------- -------- ----- ------- -------- ----- ------- -------- -----
State/Local  $  738  $ 45    $ 783 $1,081   $492  $1,573  $1,395  $ 703   $2,098
U.S. Federal  1,890   818    2,708  3,300  4,379   7,679   1,492   3,734   5,226
             ------  ----    ----- ------  -----  ------  ------  ------ -------
   Total     $2,628  $863   $3,491 $4,381 $4,871  $9,252  $2,887  $4,437  $7,324
             ------  ----   ------ ------- -----  ------  ------  ------  ------


          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences that give rise to deferred tax liabilities and assets at December 31, 1997 and 1996 are (in thousands):

                                        1997      1996
                                        ----      ----
Deferred income tax liabilities
     Property, plant and equipment      $35,193   $34,790
Deferred income tax assets
     AMT credit carryforwards             3,744     3,060
     Tax loss carryforwards                 874     1,209
     Environmental costs                    832     1,663
     Revenue and receivable allowances    1,502       358
     Other, net                           1,830     2,816
                                          -----     -----
Gross deferred income tax assets          8,782     9,106
Valuation allowances                       (409)     (273)
                                          ------  -------
Net deferred income tax assets            8,373     8,833
                                        -------   -------
Net deferred income tax liability       $26,820   $25,957
                                        -------   -------

     Net current deferred income tax assets of $4,417,000 and $3,640,000 at December 31, 1997 and 1996, respectively are included in prepaid expenses and other current assets, net in the Consolidated Balance Sheet.

     At December 31, 1997 a loss carryforward of $451,000 was available through 2009 to offset U.S. taxable income. In addition, at December 31, 1997 a loss carryforward of $1,707,000 was available to offset Canadian taxable income expiring $149,000 in 1999, $391,000 in 2000, $137,000 in 2001 and $1,030,000 in
2003. At December 31, 1997 an alternative minimum tax credit carryforward of $3,744,000 was available to offset future U.S. regular income taxes, if any, over an indefinite period. Valuation allowances were primarily for tax loss carryforwards in state, local and Canadian jurisdictions that may expire before being used. Management believes that it is more than likely that the Company will generate taxable income sufficient to realize the loss carryforwards prior to their expiration. This belief is based upon projected taxable income and available tax planning strategies.

     A reconciliation of tax at the U.S. statutory rate to income taxes follows:

                                     1997    1996      1995
                                     ----    ----      ----

Tax at U.S. statutory rate           35.0%   35.0%     35.0%
State/local income taxes, net of
     Federal benefit                  6.2     5.7       7.6
Taxes related to foreign operations (1.3) (.1) (1.2) (Increase)/decrease in valuation
     allowances                       1.6    (3.6)     (1.4)
Other items, net                      (.5)    2.7        .9
                                     -----   -----     -----
Income taxes                         41.0%   39.7%     40.9%
                                     -----   -----     -----

     The Company made income tax payments of $2,213,000, $2,267,000 and $3,101,000 in 1997, 1996 1995, respectively.

Taxes on receipts or capital, imposed by some jurisdictions in lieu of taxes on income are included in general and administrative expenses. These taxes were $799,000; $810,000 and $734,000 in 1997, 1996 and 1995, respectively.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  Selected Quarterly Financial Data (Unaudited)

                                 For the Quarter
                      March 31  June 30        Sept. 30  Dec. 31
                         (In thousands,except per share data)
1997
  Revenues            $83,521   $48,107   $43,024   $65,999
  Operating income      8,577     6,174     6,519     7,473
  Net earnings          2,234       693       348     1,750
  Basic earnings per
     common share         .19       .06       .03       .15
  Diluted earnings per
     common share         .18       .06       .03       .14
                      -------    ------   -------   -------
1996
  Revenues            $86,219   $48,685   $41,646   $67,084
  Operating income     12,143    9,322     12,762    8,911
  Earnings before
    extraordinary item  4,181     2,498     4,757     2,615
  Extraordinary loss (a)   --        --    (1,943)       --
                      -------    ------    ------    ------
  Net earnings          4,181     2,498     2,814     2,615
  Basic earnings per
     common share
   Before extraordinary
     item                 .36       .22       .41       .22
   Extraordinary loss      --        --      (.17)       --
                      -------    ------    -------   -------




   Net earnings           .36       .22       .24       .22
                      -------    ------    -------   -------
  Diluted earnings per
     common share
   Before extraordinary
     item                 .36       .21       .41       .22
   Extraordinary loss      --        --      (.17)       --
                      -------    ------    -------   -------
    Net earnings          .36       .21       .24       .22
                      -------    ------    -------   -------
1995
  Revenues            $65,176   $35,775   $30,998   $66,761
  Operating income     10,002     7,975     7,507    11,554
  Net earnings          3,258     2,140     1,594     3,572
  Basic and diluted
     earnings per
     common share         .29       .19       .14       .31
                      -------   -------   -------   --------

(a) The extraordinary loss of $1,943,000, net of a $1,046,000 tax benefit, was incurred in connection with the early retirement of debt.


17.  Contingencies

     The Company is subject from time to time to legal proceedings and other claims that arise in the normal course of business, and the Company believes, except as set forth in Note
18, that the outcome of these matters will not have a material adverse effect on the results of operations or financial condition of the Company.

18.  Subsequent Events

     Acquisition (Unaudited)

     On January 22, 1998, the Company acquired all of the capital stock of Power Sources, Inc. ("PSI"), a biomass-to-energy power plant developer and operator, for a total cash investment of $44,100,000, funded from the Company's existing credit facility. This amount includes $3,568,000 of additional consideration resulting from purchase price adjustments and expenses of the acquisition. PSI had revenues of $18,967,000 and net income of $2,441,000 for the twelve-month period ended December 31, 1997. Results for PSI will be included with those of the Company for periods subsequent to the date of acquisition.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The acquisition will be accounted for in 1998 under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The excess of the purchase price over the net assets acquired was $10,398,000 and will be amortized over a period not exceeding 30 years. The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

     Current assets                           $ 3,325
     Property, plant and equipment             32,265
     Intangibles                               11,687
     Costs in excess of net assets acquired    10,398
     Current liabilities                       (2,147)
     Long-term debt                            (4,290)
     Other liabilities                         (7,138)
                                              --------
     Total purchase price                     $44,100
                                              ========

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the years presented(in thousands, except per share data):

                                           1997      1996
                                           ----      ----
     Revenues                              $259,618  $259,183
     Net earnings                             5,325    13,023
     Diluted earnings per common
       share--before extraordinary item         .44      1.11

     The pro forma results included certain adjustments for depreciation expense as a result of a step up in the basis of property, plant and equipment and an increase in the remaining lives, amortization expense as a result of goodwill and other intangible assets and interest expense on borrowings to finance the acquisition. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been made at the beginning of the years presented, or of results which may occur in the future.

     Legal Proceeding

     On March 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., NRGG (Schuylkill) Cogeneration, Inc. and Trigen-Philadelphia Energy Corporation, a wholly owned subsidiary of the Company, commenced an action against PECO Energy Company ("PECO"), Adwin (Schuylkill) Cogeneration, Inc. and the Pennsylvania Public Utility Commission in the United States District Court for the Eastern District of Pennsylvania. Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. The Company has an investment of approximately $12 million in the Partnership, representing a one third interest in the Partnership through its wholly owned subsidiary, Trigen-Schuylkill Cogeneration, Inc. NRGG (Schuylkill) Cogeneration Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two thirds interests in the Partnership. Adwin (Schuykill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Partnership commenced this action in reaction to the wrongful termination by PECO on March 3, 1998, of the electric power purchase agreement between the Grays Ferry Partnership and PECO. The Partnership is seeking a declaratory judgment to require PECO to comply with the electric power purchase agreement and for damages to be proven at trial in an amount in excess of $200 million. The Partnership is also seeking a court order declaring any action taken by the Pennsylvania Public Utility Commission which would change the terms of the electric power purchase agreement between the Grays Ferry Partnership and PECO to be null and void.

     Trigen-Philadelphia Energy Corporation ("Trigen-Philadelphia") which operates a district steam heating system, purchases steam produced at the Grays Ferry Cogeneration Facility. Trigen-Philadelphia claims that PECO's wrongful termination of its electric power purchase agreement with the Grays Ferry Partnership constitutes tortious interference with Trigen-Philadelphia's agreement to supply steam service to the University of Pennsylvania, its largest customer.

     On March 19, 1998, the United States District Court for the Eastern District of Pennsylvania dismissed this action before reaching the merits, determining that it did not have the required subject matter jurisdiction to hear the case. On March 27, 1998, the Partnership and Trigen-Philadelphia filed a motion for reconsideration of the dismissal order and leave to file an amended complaint. In the event that the court's order of dismissal is upheld, the Grays Ferry Partnership and Trigen-Philadelphia would have the right to commence an action in state court and/or to commence proceedings before the Pennsylvania Public Utility Commission.

     On March 17, 1998, The Chase Manhattan Bank issued a notice of default to the Partnership under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent and certain other commercial banks. That debt is secured only by the Partnership assets and the partners' ownership interests in the Partnership. While it is possible that the Company's investment could become impaired, at this time the Company does not believe that is likely. The Company believes that PECO's termination of the electric power purchase agreement was wrongful and the Company intends to aggressively pursue the remedies available to it. The banks have not accelerated the debt and, on March 18, 1998, The Chase Manhattan Bank commenced its own lawsuit against PECO based upon PECO's wrongful termination of the electric power purchase agreement.

     In the event the Company is not successful and PECO's actions are upheld, PECO would be required under PURPA to continue to purchase power from the Grays Ferry cogeneration facility at PECO's avoided cost. This would generate significantly lower earnings per common share for the Company than the 1998 annual unaudited earnings per common share of $.40 to $.52 previously forecasted by the Company based on the contracted power purchase price.

                                                       Schedule I

          TRIGEN ENERGY CORPORATION (Parent Company)

                    CONDENSED BALANCE SHEETS
                    December 31, 1997 and 1996
                          (In thousands)

                                      1997            1996
                                      ----            ----
Assets
  Cash and cash equivalents           $    402        $  5,853
  Other current assets                   4,402             588
  Property, plant and equipment, net    10,438          12,287
  Deferred costs and other assets, net   3,496           4,116
  Investments in and amounts due from
     subsidiaries, net                 205,008         156,434
                                      --------        --------
Total assets                          $223,746        $179,278
                                      --------        --------
Liabilities and Stockholders' Equity
  Short-term debt                     $     --        $  5,000
  Long-term debt                        74,500          29,000
  Other liabilities                      3,764           4,608
                                      --------        --------
Total liabilities                       78,264          38,608
Stockholders' equity:
  Preferred stock                           --              --
  Common stock                             121             120
  Additional paid-in capital           114,157         112,836
  Retained earnings                     31,881          28,538
  Cumulative translation adjustment        296             136
  Treasury stock, at cost                 (973)           (960)
                                      --------        --------
     Total stockholders' equity        145,482         140,670
                                      --------        --------
     Total liabilities and
       stockholders' equity           $223,746        $179,278
                                      --------        --------


See accompanying notes to condensed financial statements.


                                        Schedule I--(Continued)

               TRIGEN ENERGY CORPORATION (Parent Company)

                  CONDENSED STATEMENTS OF OPERATIONS
             Years Ended December 31, 1997, 1996 and 1995
                             (In thousands)

                                        1997      1996      1995
                                        ----      ----      ----
Revenues
  Management fees and costs
     recovered from subsidiaries        $12,472   $11,156   $ 4,918
  Interest income from subsidiaries       2,276     2,015       706
                                        -------   -------   -------
     Total revenues                      14,748    13,171     5,624
Costs and expenses
  General and administrative             15,555    14,262     9,544
  Interest expense                        3,247     1,689       426
  Other (income) expense, net            (1,034)     (436)       75
                                        -------   -------   -------
     Total costs and expenses            17,768    15,515    10,045
                                        -------   -------   -------
Loss before income tax benefit,
  equity in earnings of subsidiaries
  and extraordinary item                 (3,020)   (2,344)   (4,421)
Income tax benefit                        1,057       820     1,547
Equity in earnings of subsidiaries, net   6,988    15,575    13,438
                                        -------   -------   -------
Earnings before extraordinary item        5,025    14,051    10,564
Extraordinary loss from extinguishment
  of subsidiaries' debt, net of
  subsidiaries' income tax benefits          --    (1,943)       --
                                        -------   -------   --------
     Net earnings                       $ 5,025   $12,108   $10,564
                                        -------   -------   --------


See accompanying notes to condensed financial statements.


                                        Schedule I--(Continued)

          TRIGEN ENERGY CORPORATION (Parent Company)

              CONDENSED STATEMENTS OF CASH FLOWS
          Years Ended December 31, 1997, 1996 and 1995
                         (In thousands)

                                             1997      1996      1995
                                             ----      ----      ----
Increase (decrease) in cash and
     cash equivalents
Cash flows from operating activities
  Net earnings                               $ 5,025   $12,108   $10,564
  Reconciliation of net earnings to cash
      provided by operating activities:
    Equity in earnings of subsidiaries        (6,988)  (15,575)  (13,438)
    Dividends received from subsidiaries          --        --     7,000
    Other, net                               ( 2,029)   (1,266)    2,110
                                             -------   -------   -------
      Net cash (used in) provided by
           operating activities              ( 3,992)   (4,733)    6,236
                                             -------   -------   -------
Cash flows from investing activities
  Capital expenditures                       (   992)  (10,800)       --
  Purchase of a fuel management agreement
    and related inventory                    ( 8,871)       --        --
  Acquisition of energy facilities,
    net of cash acquired                          --        --   (18,549)
  Investments in and advances to
    subsidiaries, net                        (19,429)  ( 7,272)    5,627
  Investment in non-consolidated
    partnerships                             (12,294)   (1,911)  ( 1,460)
                                             -------   -------   -------
Net cash used in investing activities        (41,586)  (19,983)  (14,382)
                                             -------   -------   -------
Cash flows from financing activities
  Short-term debt, net                       ( 5,000)    5,000    (7,500)
  Proceeds of long-term debt                  45,500    17,250    16,000
  Dividends paid                             ( 1,682)   (1,640)   (1,594)
  Issuance of common stock, net                1,309     5,949       506
                                             -------   -------   -------
Net cash provided by financing activities     40,127    26,559     7,412
                                             -------   -------   -------
Cash and cash equivalents
  Increase/(decrease)                        ( 5,451)    1,843     ( 734)
  At beginning of year                         5,853     4,010     4,744
                                             -------   -------   -------
  At end of year                            $    402  $  5,853  $  4,010
                                             -------   -------   -------
Supplemental disclosure of cash
     flow information
  Non-cash investing activity
    Acquisition of subsidiary                     --  $  1,037        --
                                             -------   -------   -------
  Non-cash financing activity
    Issuance of common stock for acquisition
      of subsidiary                               --  $  1,037        --
                                             -------   -------   -------
    Issuance of common stock for extinguishment
      of long-term debt                           --  $  4,250        --
                                             -------   -------   -------


See accompanying notes to condensed financial statements.
</TABLE?



                                        Schedule I--(Continued)

               TRIGEN ENERGY CORPORATION (Parent Company)

          NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(1)  Trigen Energy Corporation (Parent Company) Financial
Statements

     The accompanying condensed financial information has been prepared in accordance with Regulation S-X of the Securities Act of 1933 and does not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since the user of these statements is assumed to read them in conjunction with Trigen Energy
Corporation's consolidated financial statements and the notes thereto for the year ended December 31, 1997 included elsewhere in this document.

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1997 presentation.

(2)  Transactions with Subsidiaries

     The Parent Company derives cash from management fees and costs recovered from its subsidiaries, distributions by its subsidiaries and, at times, repayment to the Parent Company from proceeds of long-term financing obtained by the subsidiaries for funds previously advanced to subsidiaries for construction in advance of obtaining permanent financing. Certain subsidiaries have restrictive debt agreements which generally permit distributions to the Parent Company only when certain ratios and other financial covenants are satisfied. Cash available to the Parent Company without restrictions as to use, including amounts distributable by subsidiaries was $4.0 million at December 31, 1997, and $7.4 million at December 31, 1996.


(3)  Debt

     The Parent Company had a $22.5 million bank credit facility which expired March 1997. At December 31, 1996, $5.0 million was outstanding under this facility.

     On April 4, 1997, the Parent Company entered into a $160.0 million revolving credit agreement with several banks.  This facility was used to repay indebtedness outstanding under a $62.5 million credit facility entered into in 1995.  The $160.0 million facility is for an initial period of three years and may be
extended by a total of two one-year periods.   Borrowings under
the facility bear interest, at the Parent Company's option, at an annual rate equal to the base rate or the Eurodollar rate plus
3/4%.  The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%.  The average effective rate on the facility was 6.5% in 1997 and the rate at December 31, 1997 was 6.7%.  On June 10, 1997, the Parent
Company amended the $160.0 million credit agreement by reducing the facility to $125.0 million and entered into a $35.0 million revolving credit facility with the same group of banks.  The new facility is for an initial 364-day period and may be extended by another 364-day period.  The terms and conditions of both
facilities are the same.

The Parent Company has issued certain guarantees relating to the debt of UTC. The Parent Company has guaranteed the UTC debt in an amount which is limited, except for liabilities of UTC arising from environmental matters, to the lesser of $31.7 million and one-third of the UTC debt commitments.


                                        Schedule I--(Continued)

               TRIGEN ENERGY CORPORATION (Parent Company)

     NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


(5)  Income Taxes

     The Parent Company and its domestic subsidiaries file a consolidated U.S. Federal income tax return. The Parent
Company's state income taxes are filed on a separate return basis. A valuation allowance for state tax loss carryforwards has been provided because there are carryforwards which may expire before being used.


                                             Schedule II

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

               VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)

                       Balance at  Charged to               Balance
                       Beginning   Costs and                at End
Description            of Year     Expenses    Deductions   of Year
---------------        ----------  ----------  ----------   -------
Year ended December
   31, 1995:
  Allowance for
    doubtful accounts  $568        208         ( 79)        $  697
Year ended December
     31, 1996:
  Allowance for
     doubtful accounts $697        664         (233)        $1,128
Year ended December
     31, 1997:
  Allowance for
     doubtful accounts $1,128      331         (385)        $1,074



                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                         TRIGEN ENERGY CORPORATION

                         By: /S/ THOMAS R. CASTEN
                         ---------------------------------
                         Thomas R. Casten
                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

     Signature                     Title
     ---------                     -----

  /s/ Thomas R. Casten
------------------------
Thomas R. Casten              Director, President and Chief
                              Executive Officer(Principal Executive
                              Officer)

    /s/ David H. Kelly
------------------------
 David H. Kelly               Vice President--Finance,
                              Chief Financial Officer
   /s/ Daniel J. Samela
------------------------
Daniel J. Samela              Controller (Principal Accounting Officer)

   /s/ Richard E. Kessel
------------------------
Richard E. Kessel             Director, Executive Vice President,
                              Chief Operating Officer

 /s/ George F. Keane
------------------------
George F. Keane               Director and Chairman of the Board


 /s/ Philippe Brongniart
----------------------------
Philippe Brongniart           Director

 /s/ Dominique Mangin d'Ouince
----------------------------
Dominique Mangin d'Ouince     Director

 /s/ Patrick Desnos
----------------------------
Patrick Desnos                Director

 /s/ Michel Bleitrach
----------------------------
Michel Bleitrach              Director

 /s/ Francois Faessel
----------------------------
Francois Faessel              Director

 /s/ Michel Cassou
----------------------------
Michel Cassou                 Director

 /s/ Charles E. Bayless
----------------------------
Charles E. Bayless            Director

 /s/ Jonathan O'Herron
----------------------------
Jonathan O'Herron             Director

               TRIGEN ENERGY CORPORATION

                   INDEX OF EXHIBITS

Exhibit                            Description
-------        ---------------------------------------
2.1**     --   Stock Purchase Agreement, dated December 9, 1997,
               between Canal Industries, Inc. and ChemFirst Inc.
               as Sellers, and Trigen Energy Corporation, as Buyer
               (Form 8-K Current Report dated January 27, 1998.)

3.1**     --   Restated Certificate of Incorporation of Trigen
               (Registration Statement No.  33-80410).

3.2**     --   Restated and Amended By-Laws of Trigen (Registration
               Statement No. 33-80410).

4.1**     --   Credit Agreement, dated as of December 2, 1993,
               among Trigen Acquisition Inc., Trigen, the Lenders named therein, and Toronto Dominion (Texas), Inc., as Agent (Registration Statement No. 33-80410).

4.2**     --   Loan Agreement, dated as of June 1, 1993, between
               Trigen-Trenton District Energy Company, L.P. and the New Jersey Economic Development Authority
               (District Heating and Cooling Revenue Bonds)
               (Registration Statement No.  33-80410).

4.3*      --   Agreement of Trigen Energy Corporation to provide
               a copy of long term debt arrangement to the Securities and Exchange Commission upon request.

4.4**     --   See Exhibits 3.1 and 3.2 (Registration Statement
               No.  33-80410).

4.5**     --   Revolving Credit Facility, Dated as of April 4,
               1997 between the Company, Banks Listed on the Signature Page and Societe Generale as Issuing
               Bank and Agent. (Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997).

4.6**    --   Amendment No.1, Dated as of June 10, 1997, to
               the Revolving Credit Facility Dated as of April 4,
               1997. (Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997).

4.7**    --   Revolving Credit Facility, Dated as of June 10,
               1997 between the Company, Banks Listed on the Signature Page and Societe Generale as Issuing Bank and Agent. (Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997).

4.7**     --   Construction and Term Loan Agreement dated as of
               August 11, 1995 between Trigen-Peoples District
               Energy Company and The Prudential Insurance Company of America. (Form 10-K Annual Report for 1995).

4.8**     --   Amended and Restated Credit and Acceptance
               Agreement dated as of December 20, 1996 among Trigen Energy Canada Inc., Certain Commercial
               Lending Institutions as the Lenders, Societe
               Generale, New York Branch, as the Administrative
               Agent for the Lenders and Societe Generale (Canada) as the Collateral Agent for the Lenders. (Form 10-K
               Annual Report for 1996).

Exhibit                            Description
-------        ---------------------------------------
9.1**     --   Stockholders' Agreement, dated August 10, 1994
               by and among Trigen, Thomas R. Casten, Michael
               Weiser, Eugene E. Murphy, Richard E. Kessel,
               John J. Ludwig, Cofreth American Corporation and
               Compagnie Parisienne de Chauffage Urbain, S.A.
               (Registration Statement No.  33-80410).

9.2**     --   Stockholder's Agreement dated as of January 17,
               1996 by and between Thomas Ewing and Trigen Energy
               Corporation.

10.1**    --   Reimbursement and Credit Agreement, dated as of
               September 1, 1992, among Trigen-Oklahoma District
               Energy Corporation, the Banks named therein, and Societe Generale, Southwest Agency, as Agent and
               Collateral Agent (Registration Statement No.
               33-80410).

10.2**    --   Loan Agreement, dated as of September 1, 1992,
               between Oklahoma City Industrial and Cultural
               Facilities Trust, as Lender and Trigen-Oklahoma
               District Energy Corporation, as Borrower (District
               Heating and Cooling Revenue Bonds, Series 1992)
               (Registration Statement No.  33-80410).

10.3**    --   Lease Agreement, dated as of August 1, 1990,
               between Town of Hempstead Industrial Development
               Agency and Nassau District Energy Corporation
               (Industrial Development Revenue Bonds)
               (Registration Statement No.  33-80410).

10.4**    --   Letter Agreement, dated February 24, 1994, between
               Trigen and Credit Commerciale de France, New York
               Branch, (Registration Statement No.  33-80410).

10.5**    --   Standby Letter of Credit Agreement, dated November
               16, 1993, between Trigen and Societe Generale, New
               York Branch (Registration Statement No.  33-80410).

10.6**    --   Application and Agreement for Irrevocable Standby
               Letter of Credit, dated December 14, 1992, between
               Societe Generale, New York Branch, and Trigen-Chicago
               District Energy Corporation (Registration Statement
               No.  33-80410).

10.7**   --    Noncompetition Agreement, dated December 3, 1993,
               among Catalyst Energy Corporation, Great Lakes Power
               Limited, Century Power Corporation, Trigen Acquisition,
               Inc. and Trigen (Registration Statement No. 33-80410).

10.8**   --    Site Lease Agreement, dated as of December 16,
               1992, between Metropolitan Pier and Exposition
               Authority and Trigen-Peoples District Energy
               Company (Registration Statement No.  33-80410).

10.9**   --    Lease Agreement, dated as of November 30, 1993,
               between Housing Authority of Baltimore City and
               Baltimore Thermal Energy Corporation (Registration
               Statement No.  33-80410).

10.10**   --   Spring Gardens Land Lease, dated February 28,
               1985, between Baltimore Gas and Electric Company and
               Baltimore Steam Company (Registration Statement
               No.  33-80410).

Exhibit                            Description
-------        ---------------------------------------

10.11**   --   Lease Agreement, dated as of June 26, 1991,
               between King Real Estate Corporation, Trustee of
               King Terminal Trust and Boston Thermal Energy
               Corporation, as amended by the First Amendment to Lease, dated July 5, 1991, and by the Second
               Amendment to Lease, dated June 23, 1992.
               (Registration Statement No.  33-80410).

10.12**   --   Lease Agreement, dated as of April 1, 1991,
               between Aetna Life Insurance Company and Boston
               Thermal Energy Corporation (Registration
               Statement No.  33-80410).

10.13**   --   Lease Agreement, dated March 29, 1990, between
               Kansas City Power & Light Company and Trigen-Kansas
               City District Energy Corporation (Registration
               Statement No.  33-80410).

10.14**   --   Indenture, dated September 14, 1993, between
               George Chioros Holdings Ltd., as Lessor, and
               Trigen-London District Energy Corporation, as
               Lessee (Registration Statement No.  33-80410).

10.15**   --   Standard Lease, dated as of August 7, 1990,
               between the United States Postal Service and
               Trigen-Oklahoma District Energy Corporation
               (Registration Statement No. 33-80410).

10.16**   --   Schuylkill Station Lease Agreement, dated January
               30, 1987, between Philadelphia Electric Company and Philadelphia Thermal Corporation (Registration
               Statement No.  33-80410).

10.17**   --   Amended and Restated Site Lease, dated September
               17, 1993, between Philadelphia Thermal Energy
               Corporation and Grays Ferry Cogeneration
               Partnership (Registration Statement No. 33-80410).

10.18**   --   Lease Agreement, dated as of March 5, 1975,
               between the City of St.  Louis and Union Electric
               Company (Registration Statement No.  33-80410).

10.19**   --   Ground Lease, dated as of December 1, 1982,
               between the City of Trenton and Trenton District
               Energy Company (Registration Statement No.
               33-80410).

10.20**   --   Thermal Energy Agreement, dated July 22, 1981,
               between Mercer Medical Center and Trenton District
               Energy Company, as amended September 1981, as amended August 22, 1984, and as further amended
               May 27, 1986 (Registration Statement No. 33-80410).

10.21**   --   See Exhibits 4.1, 4.2 and 4.3 (Registration
               Statement No.  33-80410).

10.22**   --   Trigen Energy Corporation 1994 Director Stock Plan
               (Registration Statement No.  33-80410).

10.23**   --   Trigen Energy Corporation 1994 Stock Incentive
               Plan (Registration Statement No.  33-80410).

10.24**   --   Intercompany Services and License Agreement, dated
               August 10, 1994, between Ufiner-Cofreth, S.A.  and
               Trigen (Registration Statement No.  33-80410).

10.25**   --   Form of Employment Agreement, dated as of August
               12, 1994 between Trigen and Thomas R. Casten (Form
               10-K Annual Report for 1994).

Exhibit                            Description
-------        ---------------------------------------

10.26**   --   Form of Employment Agreement, dated as of August
               12, 1994, between Trigen and Richard E. Kessel
               (Form 10-K Annual Report for 1994).

10.27**   --   Form of Employment Agreement, dated as of August
               12, 1994, between Trigen and Eugene E. Murphy
               (Form 10-K Annual Report for 1994).

10.28**   --   Form of Employment Agreement, dated as of August
               12, 1994, between Trigen and Michael Weiser
               (Form 10-K Annual Report for 1994).

10.29**   --   Acquisition Agreement dated March 1, 1996 among
               Adwin (Schuylkill) Cogeneration, Inc., O'Brien
               (Schuylkill) Cogeneration, Inc. and Trigen-
               Schuylkill Cogeneration, Inc.

10.30**   --   Amended and Restated Partnership Agreement dated
               March 1, 1996 among Adwin (Schuylkill)
               Cogeneration, Inc., O'Brien (Schuylkill)
               Cogeneration, Inc. and Trigen--Schuylkill
               Cogeneration, Inc.

10.31*    --   Form of Employment Agreement, dated as of December
               5, 1994, between Trigen and David H. Kelly.

10.32*    --   Form of Employment Agreement, dated as of March 1,
               1995, between Trigen and James F. Lowry.

11*       --   Computation of Earnings Per Share.

12.1*     --   Computation of Ratio of Earnings to Fixed Charges.

21*       --   Subsidiaries of Trigen Energy Corporation.

23.1*     --   Consent of KPMG Peat Marwick LLP.

27*       --   Financial Data Schedule (for electronic filing only)


 *   Filed herewith.

**   Incorporated by reference to the corresponding exhibit to
the indicated prior filing.

                                                  EXHIBIT 4.3

     Trigen Energy Corporation hereby agrees to file a copy of the Term Loan and Reimbursement Agreement dated as of August 21, 1990 as Amended and Restated as of February 1, 1998 among Trigen-Nassau Energy Corporation, the banks named herein, The Toronto-Dominion Bank, as Letter of Credit Issuing Bank and Toronto Dominion (Texas), Inc., as Agent and Security Representative, with the Securities and Exchange Commission upon request.

                                               EXHIBIT 10.31

               FORM OF EMPLOYMENT AGREEMENT

     THIS AGREEMENT dated as of December 5, 1994 is between Trigen Energy Corporation, a Delaware corporation, (the "Company"), having its principal office at One Water Street, White Plains, New York and David H. Kelly ("Executive") an individual residing at 1285 Stonesthrow Road, Bethlehem, PA 18015 (the "Agreement").

     In consideration of the premises and the mutual agreements hereinafter set forth, the parties agree as follows:

     1. Employment. The Company shall employ Executive to act as Vice President-Finance, Chief Financial Officer for a period commencing on the date hereof (the "Effective Date") to August 9, 1997; provided, however, that, on said later date and on each succeeding anniversary of said later date, such employment shall, pursuant to the terms of this Agreement, be extended automatically for additional one year periods unless one party shall advise the other in writing at least 90 days before such anniversary date that this Agreement shall no longer be so extended, in which event this Agreement shall terminate on the day before such anniversary date (such initial period and any
extensions being defined herein as the "Employment Term").   The
giving of such notice of non-extension by the Company shall be deemed a termination pursuant to Section 6(f)(ii). Executive's employment by the Company during the Employment Term shall be subject to earlier termination as set forth in Section 6 of this Agreement; provided, that for the purpose of calculating any payments hereunder the Employment Term shall be the period in effect prior to such termination.

     2. Duties. Executive agrees to serve the Company faithfully and to perform such services as shall from time to time be assigned by the Company's Chief Executive Officer and, in the absence of such assignment, such services as Executive reasonably believes are appropriate in light of his office and as are necessary to the operations of the Company. Executive agrees to use his best efforts to promote the interests of the Company in a reasonable and lawful manner and to devote substantially all of Executive's business time and energies to the business and affairs of the Company during the Employment Term.

     3. Compensation. During the Employment Term, Executive will be compensated for all his services hereunder, including any services as a member of the Board of Directors, as follows:

     (a) Base salary, initially at the annual rate of $175,000, subject to increase from time to time by the Board of Directors in its sole discretion ("Base Salary"). In making any such increase, the Board of Directors may take into account any and all information it may deem relevant including, but not limited to, the recommendation of the Compensation Committee, or any other committee of the Board of Directors to whom review of compensation is delegated, informed by a survey of companies deemed by such committee to be a representative sampling of peer group companies.

     (b) Incentive bonus to a target of 30% of Base Salary, payable after the end of each calendar year as determined by the Board of Directors in its sole discretion ("Incentive Compensation" and, together with Base Salary, "Compensation"). In determining the amount of any Incentive Compensation, the Board of Directors may take into account any and all information it may deem relevant including, but not limited to, Executive's performance measured against incentive targets recommended by the Compensation
Committee, or any other committee of the Board of Directors to whom review of compensation is delegated, informed by a survey of companies deemed by such committee to be a representative sampling of peer group companies.

     4. Other Benefits. (a) General. So long as Executive remains qualified to participate therein in accordance with the terms of the underlying benefit plans, the terms of this Agreement and applicable law, the Company shall provide to Executive such benefits (including, without limitation, dental, medical, medical reimbursement and hospital plans, pension plans, 401-k Plans, employee stock purchase plans, stock option plans, insurance and vacation) as the Company shall make generally available to its senior executives.

     (b) Automobile Allowance. The Company will provide a fixed monthly allowance to the Executive for an automobile which will also cover the cost of the Executive's vehicle insurance. The Company will require the Executive to account for business connected driving expenses and will provide the standard IRS approved mileage reimbursement to cover all operating expenses.

     (c) Flexible Perquisite Program. The Company shall provide a Flexible Perquisite Program for the Executive. Current elements of the program are Long Term Disability coverage, a yearly physical examination, and a cellular phone. Additional elements of the Flexible Perquisite Program will be identified and implemented with approval of a designated member of the Board of Directors.

     (d) Initial Stock Option Grant. The Company shall make an initial stock option grant to Executive pursuant to a separate Option Agreement between the parties, dated as of the Effective Date of this Agreement, which shall provide, inter alia, that Executive shall have options to purchase all or part of 5000 shares of common Stock of the Company effective and vesting on each of the first five anniversaries of the Effective Date of this Agreement for an aggregate of 25,000 shares of said Common Stock and said options shall be exercisable at $19.00 per share, which is the closing price of said Common Stock on the New York Stock Exchange on the Effective Date. All options shall be exercisable from and after the respective dates of vesting thereof until the day preceding the eleventh anniversary of the Effective Date of this agreement, subject to the conditions set forth in the said Option Agreement.

     (e) Relocation Benefits. In the event of Executive's permanent relocation to the White Plains area he shall be entitled to the standard relocation package then offered Corporate Vice
Presidents.

     (f) Vacation.  The current corporate policy entitles
Executive, as a Corporate Vice President, to four weeks vacation.

     5.   Reimbursable Expenses.

     (a) Business Expenses. Subject to such conditions as might be set from time to time by the Board of Directors with respect to Executive and to any generally applicable Company policy on expense reimbursements, the Company will reimburse Executive for the ordinary and necessary business expenses incurred by him incidental to his rendering services to the Company pursuant to this Agreement.

     (b) Substantiation. To the extent to and in the manner which the Board of Directors shall require, Executive shall submit to the Company a report of all expenditures for which he seeks reimbursement pursuant to this Agreement.

6.   Termination of Employment.

     (a) For Cause. The Board of Directors may terminate Executive's employment hereunder and remove Executive from his position with the Company at any time "for cause," which shall mean (i) any material breach of Sections 7 and 8 of this Agreement, (ii) conviction of any act which the Board of Directors reasonably deems to involve fraud or other misdemeanor or felony involving moral turpitude, or (iii) without limiting the effect of clauses
(i) or (ii) above, any act or omission which the Board of Directors reasonably deems to constitute gross negligence or misconduct inimical to the best interests of the Company in the performance of Executive's obligations, duties and responsibilities hereunder. Discharge for cause will be effective immediately upon Executive's receipt of written notice of termination of employment or at such later date as may be specified in that notice; provided, that the notice contains the specific reasons and the specific event or events upon which the discharge is predicated.

     (b) Disability. If, in the judgment of the Board of Directors, Executive fails (with or without reasonable accommodation) to render the services contemplated hereby because of illness or other incapacity for a period of six consecutive months, or for shorter periods aggregating to more than six months in any consecutive twelve-month period, the Board of Directors may discharge Executive.

     (c) Death. In the event of Executive's death during the term hereof, his employment shall be deemed to terminate on the date of such Executive's death.

     (d) Certain Changes Affecting Executive's Employment. "Certain Changes Affecting Executive's Employment" shall mean any material diminution in status, compensation, benefits (unless such diminution is made generally applicable to all senior executives of the Company) or employment conditions as a result of which Executive voluntarily terminates this Agreement and Executive's employment hereunder, including, without limitation, any of the following:

     (i) the assignment to Executive of any duties inconsistent with, or substantially adverse to, his status and duties; provided, however, that a change in title or office which is equal to or superior to that recited in Section 2 hereof, shall not be deemed Certain Changes Affecting Executive's Employment contemplated by this Section 6(d).

     (ii) the Company's failure without Executive's consent to pay to Executive any portion of his Compensation within fourteen (14) days of the date that payment of such Compensation is due;

     (iii) the Company's failure to provide Executive with benefits in accordance with this Agreement;

     (iv) a material breach by the Company of its obligations under this Agreement.

     (e) Payment Upon Termination of Employment. Subject to Section 10 of this Agreement if (i) Executive voluntarily terminates Executive's employment hereunder other than as a result of Certain Changes Affecting Executive's Employment pursuant to
Section 6(d), (ii) Executive's employment is terminated pursuant to Section 6(a), or (iii) Executive's employment is deemed terminated pursuant to Section 6(c), Executive shall receive Compensation and benefits, plus any accrued but unreimbursed or unsubmitted expenses, through the termination date of Executive's employment hereunder; provided, however, to the extent that some benefits remain effective thereafter, Executive shall continue to receive such benefits in accordance with the terms of such underlying benefit plans.

     (f)  Severance.  If either

     (i) Executive voluntarily terminates his employment hereunder as a result of Certain Changes Affecting Executive's Employment pursuant to Section 6(d), or

     (ii) Executive is terminated or deemed terminated for any reason other than pursuant to Section 6(a) or 6(c), then the Company shall pay Executive as severance pay one-twelfth of his annual Base Salary (the "Monthly Severance Payment"), less the appropriate deductions described in the following paragraph, for each full month occurring from the date of termination of employment until the earlier of (i) the date of Executive's employment at an annual base salary greater than the Base Salary or (ii) the end of the Employment Term.

If Executive's employment hereunder is terminated for disability in accordance with Section 6(b) hereof, each Monthly Severance Payment shall be reduced by the pro rata amount of gross proceeds, if any, of disability insurance received by Executive only if the premiums for the policies providing these benefits have been paid by the Company. If Executive is reemployed while receiving Monthly Severance Payments Executive shall notify the Company, and the Company shall have the right to ascertain Executive's annual base salary from Executive's new employer and to deduct one-twelfth of Executive's new annual base salary from each remaining Monthly Severance Payment.

     In addition to the foregoing benefits, if Executive is entitled to any Severance Payments pursuant to this Section 6(f), he shall also be entitled to: (i) receive any vacation pay earned up to the termination date, (ii) senior executive outplacement support for a period of one year or until the cost thereof equals
$25,000, (iii) the right to continued participation in the Company's 401-K program, (iv) continuation of all insurance coverages, including life, disability, medical, and administrative support; the cost of which shall be paid by the Company for the length of Executive's severance period, after which in the case of medical benefits, COBRA coverage will apply and be paid for by the Company for a period not exceeding eighteen months. (The current annual cost of such COBRA coverage is $9,250.)

     Notwithstanding the foregoing, Monthly Severance Payments shall not be less than the corresponding amount that Executive would receive under the Company severance policy for Key Employees in effect at the time such payment is made; provided, however, that if Executive commits a material breach of Section 7 or 8 of this Agreement subsequent to termination of Executive's employment hereunder, then Executive shall not be entitled to any further severance payments of any kind payable after the date of the occurrence of such material breach, and the Company shall be entitled to reimbursement of any payment made to Executive subsequent to such date.

     (g) Voluntary Termination Notice. Executive shall give the Company 60 days notice prior to voluntary termination of Executive's employment other than pursuant to Section 6(d) (a "Voluntary Termination"). Upon receipt of such notice, the Company may waive the notice period and accelerate the termination date by payment to Executive of compensation and other benefits covering the full notice period.

     (h) Termination of directorships and offices. If the Executive's employment is terminated hereunder for any reason, the Executive shall be deemed to have tendered his resignation from all of his positions as a director and officer of the Company or any of its subsidiaries or affiliates, effective immediately upon such termination, and agrees to provide any documentation reasonably required by the Company to give effect to such termination.

7.   Confidentiality of Information.

     (a) Executive's obligations pursuant to this Section 7 shall remain in full force and effect until the 10th anniversary of the termination date of Executive's employment hereunder.

     (b) In connection with his employment hereunder, Executive will have access to confidential information including, without limitation, the following categories:

     (i) financial information, including but not limited to, information relating to the Company's earnings, assets, debts, prices, pricing structure, volume of purchases or sales or other financial data whether related to the Company generally, or to particular products, services, geographic areas, or time periods;

     (ii) supply and service information, including but not limited to, information relating to goods and services, suppliers' names or addresses, terms of supply or service contracts or particular transactions, or related information about potential suppliers to the extent that the combination of suppliers or use of particular supplier, though generally known or available, yields advantages to the Company the details of which are not generally known;

     (iii) marketing information, including but not limited to, information relating to details about ongoing or proposed marketing programs or agreements by or on behalf of the Company, sales forecasts, advertising formats and methods, results of marketing efforts, or information about impending transactions;

     (iv) personnel information, including but not limited to, information relating to employees' personal or medical histories, compensation or other terms of employment, actual or proposed promotion, hiring, resignation, disciplinary action, termination or reasons therefor, training methods, performance, or other employee information;

     (v) customer information, including but not limited to, information relating to past, existing or prospective customers' names, addresses or backgrounds, records of agreements and prices, proposals or agreements between customers and the Company, status of customers' accounts or credit, or related information about actual or prospective customers including, but not limited to, customer lists;

     (vi) intellectual information, including but not limited to, inventions, discoveries, improvements, tools, machines, compounds, formulae, methods or products, whether or not patented or patentable, computer software programs and management systems and methods not generally known to the public or recognized as standard practice;

     (vii) any information, of any character obtained from third parties, concerning which the Company is bound by a written confidentiality agreement, in which case the Executive shall comply with the terms thereof; and

     (viii) project development information, including but not limited to details about ongoing or proposed projects or joint ventures by or on behalf of the Company.

     All of the foregoing are hereinafter referred to as "Trade Secrets." Executive acknowledges that the maintenance of confidentiality with respect to Trade Secrets constitutes a fundamental part of this Agreement, and the failure of Executive to perform his obligations pursuant to this Section 7 shall constitute immediate and irreparable harm to the Company.

     (c) During and after employment by the Company, regardless of any reason or reasons for which such employment ends, Executive agrees:

     (i) to hold all Trade Secrets in confidence and not discuss, communicate or transmit to others, or make any copy of the Trade
Secrets in any capacity, position or business except as it directly relates to Executive's employment by the Company;

     (ii) to use the Trade Secrets only in connection with the proper employment-related furtherance of the Company's interests;

     (iii) to take all reasonable actions that the Company deems necessary or appropriate to prevent unauthorized use or disclosure of, or to protect the Company's interest in, the Trade
Secrets; and

     (iv) that any of the Trade Secrets, whether prepared by Executive or which may come into Executive's possession during Executive's employment hereunder, are and remain the property of the Company and its affiliates, and all such Trade Secrets, including copies thereof, shall be delivered to or left with the Company.

     (d) Excepted from Executive's obligations of confidence hereunder is such Trade Secret:

     (i) that is known, or becomes known, to the general public without fault or negligence of Executive;

     (ii) that was in the possession of Executive on a non-confidential basis prior to employment by the Company under this Agreement;

     (iii) that is obtained by Executive other than in connection with his employment without an obligation of confidence from a third party who, to the best knowledge of Executive, is rightfully in possession of such information and is under no obligation of confidentiality to the Company; or

     (iv) that Executive discloses to government authorities or courts to the extent legally required as a result of operation of law, regulation or court order or to the extent which disclosure is deemed necessary in the reasonable judgment of Executive; provided, that notice of such requirement for disclosure is given to the Board of Directors prior to making such disclosure, and Executive requests confidential treatment in connection with such disclosure.

     (e) Upon the request of the Company or any authorized officers thereof, and, in any event, upon the termination of his employment hereunder, Executive shall deliver to the Company, or erase, any confidential information recorded on computer or other media as well as all memoranda, notes, records, manuals or other documents, including all copies of such materials and all documentation prepared or produced in connection therewith, pertaining to the performance of Executive's services hereunder or the Company's business, or containing Trade Secrets or confidential information regarding the Company's business, whether made or compiled by Executive or furnished to Executive from another source by virtue of Executive's relationship with the Company. For purposes of this Section 7, the term "Company" shall include its subsidiaries and affiliates.

8.   Covenant Not to Compete.

     (a) Executive acknowledges that Executive's covenant not to compete with the Company provided pursuant to this Section 8 is materially significant and essential to the Company's entry into this Agreement. Executive further acknowledges and agrees that during Executive's employment hereunder and for a period of two years after the date of the termination of Executive's employment, Executive will not engage, directly or indirectly, including, without limitation, as an employee, independent contractor, consultant, investor, partner, shareholder, director of officer of any other entity, in the Industry (as defined below) in any of the Territories (as defined below); provided, however, that the foregoing provisions shall not prevent Executive from investing in, or acquiring ownership of, public companies that compete in the Industry where such investments shall constitute in the aggregate less than 5% of the outstanding securities or voting interest of such companies.

     For purposes of Section 8, the term "Industry" shall mean district heating and cooling and/or cogeneration relating to district heating and cooling and/or the business of providing building management services with respect to heating, ventilating or air conditioning; the term "Territories" shall mean the eleven municipalities where the Company presently has operations plus those municipalities or other locations where the Company has operations (or projects under construction or bid) on the date of termination of Executive's employment,

     (b) Executive and the Company intend that this Section 8 be enforceable to the maximum permissible extent and, if a court determines that any provision of this Section 8 is unenforceable for any reason, Executive and the Company intended that the court construe such provision so as to make this Section 8 enforceable to the maximum permissible extent. For purposes of this Section 8, the term "Company" shall include its subsidiaries and affiliates.

9.   Assignment; Survival.

     (a) This Agreement is a personal contract and, except as specifically set forth herein, the rights and interests of Executive herein may not be sold, transferred, assigned, pledged or hypothecated. The rights and obligations of the Company hereunder shall be binding upon, and inure to the benefit of, the successors or assigns of the Company, which acquires all, or substantially all, of the assets or business of the Company or with or into which the Company may be consolidated or merged.

     (b) In the event that Executive shall die after becoming entitled to payment of the benefits hereunder, and to the extent that payments are accrued but unpaid in accordance with Sections 6(c) and 6(e), such payments shall be made by the Company to Executive's estate.

     (c) The respective rights and obligations of the parties hereunder will survive any termination of Executive's employment hereunder. This Agreement shall terminate upon the full and complete satisfaction and performance by each party of their respective obligations hereunder.

10.  Effect of Termination by Change in Control.

     (a) If within a one (1) year period immediately following a Change in Control (as defined below) Executive's employment terminates for any reason other than: (1) cause, pursuant to Sections 6(a)(i), (a)(ii) or (only for acts which occur after the date of a Change in Control) (a)(iii), (2) disability, pursuant to Section 6(b), (3) death, pursuant to Section 6(c), or (4) Voluntary Termination as defined in Section 6(g), then the Company shall pay Executive in one payment in lieu of Monthly Severance Payments an amount equal to the total of all Monthly Severance Payments payable pursuant to Section 6(f) hereof, subject of the appropriate deductions, plus one additional year of Executive's Base Salary.

     (b) The amount payable to Executive under Section 10(a) shall be reduced if, and only to the extent that, a person reasonably satisfactory to the Company and Executive determines that such reduction is required in order to avoid any deduction issue for the Company under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") with respect to any and all payments to Executive which such person deems a part of a "parachute payment" under Section 280G of the Code and to avoid any excise tax issue for Executive under Section 4999 of the Code.

     (c) For the purposes of this Agreement, a "Change in Control" shall be deemed to have taken place if after the date of execution of this Agreement (i) any person, including a "group" as described in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, (other than Ufiner-Cofreth, S.A. and its affiliates) becomes the owner or beneficial owner of the Company's common stock, having 40% or more of the combined voting power of the then outstanding common stock of the Company that may be cast for the election of directors of the Company (other than as a result of an issuance of securities initiated by the Company), or (ii) the persons who were directors of the Company before such transactions shall cease to constitute a majority of the Board of Directors of the Company, or any successor to the Company, as the direct or indirect result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions.

11.  Indemnification and Insurance.

     (a) The Company agrees to indemnify Executive to the fullest extent permitted by law in the event such Executive becomes, or is threatened to be made, a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative (other than an action by or in right of the Company) by reason of his employment at the Company or of his serving at the request of the Company as a director, officer, employee or agent of any subsidiary, affiliate, joint venture or other enterprise of the Company, against expenses (including reasonable attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding; provided, however, this
Section 11 shall not apply to a claim for indemnification by Executive if the Company can show that the act or commission for which Executive seeks indemnification was attributable to Executive's gross negligence, willful misconduct or bad faith.

     (b) The Company further agrees to maintain in effect for the duration of the Employment Term the current directors' and officers' liability insurance maintained by or on behalf of the Company and the Company's subsidiaries; provided, that, in the event that any claim or claims remain outstanding and unresolved at the end of such period, such insurance shall be continued with respect to any such claim or claims until the final disposition of any and all such claims.

     12. Entire Agreement. This Agreement constitutes the sole and entire agreement between Executive and the Company, and supersedes all prior agreements, negotiations and discussions between the parties hereto and/or their respective counsel, with respect to any matter relating to the employment of Executive by the Company.

     13. Severability. The invalidity or unenforceability of any term or provision of this Agreement shall not affect the validity or enforceability of the remaining terms or provisions thereof, which shall remain in full force and effect, and, should any tribunal having jurisdiction determine that any such term or provision is unenforceable, by reason of its overbreadth, whether as to time, geographical scope or otherwise, then such term or provision shall be deemed to be amended to reduce its scope by the degree of such overbreadth.

     14. Arbitration. Any dispute arising out of, or relating to, this Agreement or the breach thereof, or regarding the interpretation thereof, shall be finally settled in arbitration by a single arbitrator under the rules and regulations then in application by the American Arbitration Association. Arbitration shall be conducted in the English language in New York City and judgment upon any award rendered therein may be entered and enforcement obtained thereon in any court having jurisdiction.
The arbitrator shall have authority to grant any form of appropriate relief, whether legal or equitable in nature, including specific performance. Nothing herein shall limit the right of either party, before and during such arbitration, to have recourse to such provisional judicial remedies, including preliminary injunction and attachment, as would be available in the absence of this Section 14. To protect confidential information and any other matter that either party would normally not reveal to third parties, the arbitrator shall maintain the secrecy of the proceedings and shall enter a protective order in such form as the arbitrator shall determine is suitable. The protective order shall stipulate, among other things, that the arbitrator shall receive any information designated as "confidential" solely for purposes of assessing the facts and law for purposes of issuing an award, and shall not otherwise use or disclose such information. Neither party shall make any public disclosure regarding the arbitration, any issues or evidence presented or award granted in the arbitration, or any information designated as confidential, without the express prior written consent of the other party.
Each of the parties hereto irrevocably agrees that service of process in such arbitration proceedings or in any court action ancillary to such proceedings shall be satisfactorily made upon it if sent by registered mail addressed to it at the address set forth in Section 15 hereof.

     15. Notices. All notices, demands, requests, consents, approvals or other communications required or permitted hereunder shall be in writing and shall be delivered by hand, registered or certified mail with return receipt requested or by a nationally recognized overnight delivery service, in each case with all postage or other delivery charges prepaid, and to the address of the party to whom it is directed as indicated below, or to such other address as such party may specify by giving notice to the other in accordance with the terms hereof. Any such notice shall be deemed to be received (i) if by hand, upon receipt, (ii) if sent by registered or certified mail, return receipt requested, on the fifth day after the day on which such notice was mailed, and (iii) if sent by telecopier or telex, upon transmission with receipt confirmed.

If to the Company:  Trigen Energy Corporation, One Water Street,
     White Plains, New York  10601, Attention: General Counsel

If to Executive:  David Kelly, 1285 Stonesthrow Road, Bethlehem,
     Pennsylvania 18015

     16. Governing Law. This Agreement shall be interpreted and construed under the laws of the State of New York. The parties hereto consent to the jurisdiction of the courts, Federal and State, in the City and State of New York.

     IN WITNESS WHEREOF, the parties have executed this agreement as of the date first above written.

                              TRIGEN ENERGY CORPORATION



                              By:   /s/  Richard E. Kessel
                              -----------------------------------
                              Name:  Richard E. Kessel
                              Title: Executive Vice President & COO

                              DAVID H. KELLY


                               /s/  David H. Kelly
                              -----------------------------------

                                                  EXHIBIT 10.32

                     DEFERRED COMPENSATION AGREEMENT

                              Section 1.

                               PURPOSE

     The purpose of this Deferred Compensation Agreement is to set forth the terms and conditions under which Trigen Energy
Corporation agrees to provide deferred compensation to James F.
Lowry.

                              Section 2.

                              DEFINITIONS

     2.1. Account. The term "Account" for purposes of this Agreement shall mean the bookkeeping account established by Trigen as part of Trigen's ordinary books and records to show the dollar amount which Trigen agrees to pay Lowry under this Agreement.

     2.2. Agreement. The term "Agreement" shall mean this Deferred Compensation Agreement as signed by Trigen and by Lowry, as thereafter amended in writing by mutual agreement between Trigen and Lowry.

     2.3. Beneficiary. The term "Beneficiary" for purposes of this Agreement shall mean Lowry's children who survive him and who can be found by Trigen based on information in Trigen's file on Lowry or, if none of Lowry's children survive him or none can be found by Trigen based on the information in Trigen's file on Lowry within three months after Lowry's death, Lowry's estate.

     2.4. Interest Credit. The term "Interest Credit" for purposes of this Agreement shall mean twenty-five percent (25%) of the Prime
Rate as reported in the Wall Street Journal for the last business day in each calendar quarter.

     2.5.     Trigen. The term "Trigen" shall mean Trigen Energy
Corporation, or any successor to Trigen Energy Corporation.

     2.6.    Lowry.  The term "Lowry" shall mean James F. Lowry.

                         Section 3.

                         ACCOUNT CREDITS

     3.1. Compensation. The purpose of this Agreement is to provide for the deferral of the payment of all or a part of Lowry's compensation which is otherwise payable to Lowry in cash. Lowry's cash and other compensation for services as a Trigen employee shall be determined independent of this Agreement and shall be payable in accordance with Trigen's executive compensation practices and policies as in effect from time to time.

     3.2. 1995 Deferrals. If the cash compensation otherwise payable to Lowry by Trigen for any calendar month in 1995 exceeds $5,000, the payment of such excess shall be deferred and paid under the terms of this Agreement. Trigen shall credit such excess to Lowry's Account as of the last day of each calendar month in lieu of paying such excess to Lowry.

     3.3.  Post-1995 Deferrals.

     (a) Election. Lowry shall have the right for any calendar year beginning after 1995 to defer that part of his monthly cash compensation which is otherwise payable to him in each calendar month in such calendar year which exceeds the amount set forth in an effective election made by Lowry, and an election shall (subject to Section 3.3(c)) be effective for a calendar year if made in writing and delivered to Trigen's General Counsel or his or her delegate before the beginning of such calendar year. If Lowry makes an effective election under this Section 3.3(a) for a calendar year, Trigen in lieu of paying such excess to Lowry shall credit such excess to Lowry's Account as of the last day of each calendar month in such calendar year in which such excess otherwise would have been payable. An election which is effective for a calendar year shall after the beginning of such calendar year be irrevocable for such calendar year.

     (b)  Automatic Deferrals.  The deferrals called for under
Section 3.2 for 1995 shall remain in effect for each subsequent calendar year until the first calendar year in which an election under Section 3.3(a) becomes effective. Furthermore, if such deferrals remain in effect for any calendar year after 1995, such deferrals shall be irrevocable for such calendar year. This
Section 3.3(b) shall have no further force or effect after an election has become effective under Section 3.3(a).

     (c) Amendment or Revocation. If Lowry makes an election under Section 3.3(a) for any calendar year, such election shall remain in effect until amended or revoked. Lowry shall have the right to amend or revoke an election under Section 3.3(a) effective for any calendar year if such amendment or revocation is made in writing and delivered to Trigen's General Counsel or his or her delegate before the beginning of such calendar year. An amendment or a revocation which is effective for any calendar year shall after the beginning of such calendar year be irrevocable for such calendar year.

     (d) Termination. Any election under this Section 3.3 shall terminate automatically as of the date Lowry's employment by Trigen terminates for any reason.

     3.4 Interest Credit. Trigen as of the last day of each calendar quarter shall credit to Lowry's Account an amount equal to the Interest Credit multiplied by Lowry's Account balance immediately before effecting such Interest Credit. Any deferrals under
Section 3.1 or Section 3.2 or 3.3 for such period shall be credited to Lowry's Account before the Interest Credit for such period is effected under this Section 3.3.

                         Section 4.

                         PAYMENT

     4.1. General. Trigen upon Lowry's termination of employment (for any reason) as an employee of Trigen shall pay, or shall begin to pay, the balance credited to Lowry's Account. Such payment shall be made over a five (5) year period in quarterly installments pursuant to Section 4.4(a) unless

     (a)  Lowry has made an effective election pursuant to Section
4.2 to receive payment in a single lump sum as provided in Section
4.3 or over ten (10) years in quarterly installments as provided in Section 4.4(b), or

     (b) Lowry's Account balance is less than $25,000, in which case Trigen shall automatically pay Lowry's Account balance in a single lump sum as soon as practicable after Lowry's termination of employment.

     4.2. Election. Lowry shall have the right to elect that Lowry's Account balance be paid in a single lump sum payment or in installments over five (5) or ten (10) years on a form provided for this purpose by Trigen. Lowry may make such an election or revoke such an election at any time, but any such election or revocation shall be effective only if delivered to Trigen at least one (1) year prior to the date Lowry's employment terminates. No election or revocation which is made within one
(1) year of the date Lowry's employment terminates shall be effective under this Agreement.

     4.3. Lump Sum Payment. If Lowry makes an effective election to receive a lump sum, Trigen shall pay to Lowry the amount credited to Lowry's Account in a lump sum. Trigen shall make such payment as soon as possible after the date Lowry's employment terminates.

     4.4. Installment Payments.

     (a) Five-Year Installments. If Lowry makes an effective election to receive payment in quarterly installments over five
(5) years or fails to make an effective election for a lump sum payment or installments over ten (10) years, Trigen shall pay to Lowry the amount credited to Lowry's Account over five (5) years in quarterly installments. Such installments shall begin as of the first day of the calendar year which follows the date Lowry's employment terminates and shall continue to be paid as of the first day of each calendar quarter thereafter until Lowry's Account balance has been paid in full. The amount of each such installment shall equal the balance credited to Lowry's Account as of the last day of the immediately preceding calendar quarter multiplied by a fraction, the numerator of which shall be one
(1), and the denominator of which shall be the number of installments remaining to be paid after the current quarter, if any, plus one (1). Each installment payment shall reduce the balance credited to Lowry's Account.

     (b) Ten-Year Installments. If Lowry makes an effective election to receive payment in quarterly installments over ten
(10) years, Trigen shall pay to Lowry the amount credited to Lowry's Account over ten (10) years in quarterly installments.

Such installments shall begin as of the first day of the calendar year which follows the date Lowry's employment terminates and shall continue to be paid as of the first day of each calendar quarter thereafter until Lowry's Account balance has been paid in full. The amount of each such installment shall equal the balance credited to Lowry's Account as of the last day of the immediately preceding calendar quarter multiplied by a fraction, the numerator of which shall be one (1), and the denominator of which shall be the number of installments remaining to be paid after the current quarter, if any, plus one (1). Each installment payment shall reduce the balance credited to Lowry's Account.

     4.5. Death.

     (a) Beneficiary is an Individual. If Lowry dies before the balance of Lowry's Account has been paid in full to Lowry and Lowry's Beneficiary is an individual, Trigen shall continue to pay, or shall pay, Lowry's Account balance to Lowry's Beneficiary on the same basis that payment was being made to Lowry or, if Lowry dies before payment has begun, on the basis called for under this Section 4 on the date Lowry's employment terminated. If Lowry's Beneficiary consists of more than one individual, such payments shall be divided equally between such individuals.

     b) Beneficiary is Not an Individual. If Lowry dies before the balance of Lowry's Account has been paid in full to Lowry and Lowry's Beneficiary is not an individual, Trigen shall pay
Lowry's Account balance to Lowry's Beneficiary in a single lump sum as soon as practicable after Lowry's death.

                              Section 5.

                              MISCELLANEOUS

     5.1. General Creditor Status. Lowry, and (after Lowry's death) Lowry's Beneficiary, each shall be a general and unsecured creditor of Trigen with respect to the payment to Lowry or, in the event of Lowry's death, to Lowry's Beneficiary.

     5.2. Assignment. Neither Lowry nor Lowry's Beneficiary shall have any right to alienate, assign or otherwise transfer any interest Lowry or Lowry's Beneficiary might have in the payment called for under Section 4 of this Agreement, and Trigen's obligation to make such payment shall terminate if Lowry or Lowry's Beneficiary attempts to alienate, assign or otherwise transfer any interest in such payment.

     5.3. Withholding. Trigen shall have the right to make any tax deductions or withholdings which Trigen deems necessary or appropriate under applicable law from the payment called for under Section 4 of this Agreement and, further, shall have the right to offset against such payment any amounts which the Board of Directors reasonably determines to be legally due and owing to Trigen by Lowry.

     5.4. Amendment and Termination. Trigen and Lowry by mutual agreement shall have the right to amend any part of this Agreement (other than the rules with respect to how a deferred election becomes effective and how an effective election can be revised) from time to time only in writing and shall have the right to terminate this Agreement at any time; provided, however, this Agreement automatically shall terminate immediately after the payment called for under Section 4 of this Agreement has been made to Lowry or, in the event of Lowry's death, to Lowry's Beneficiary.

     5.5. Construction. This Agreement shall be construed in accordance with the laws of the State of New York.

     5.6. Entire Agreement. This Agreement sets forth the entire agreement and understanding between Trigen and Lowry respecting Trigen's willingness to defer the payment of compensation to Lowry and supersedes and replaces any and all prior agreements or understanding of any kind or description with respect to such compensation.

     5.7. Binding Effect. This Agreement has been entered into by Trigen and by Lowry with the intention that all of the terms and conditions set forth in this Agreement shall be binding on Trigen and on Lowry and their respective heirs, successors, and assigns.

     IN WITNESS WHEREOF, Trigen and Lowry have executed this
Agreement as of this 1st day of March, 1995.

                         TRIGEN ENERGY CORPORATION

                         By: /s/   Thomas R. Casten
                         ---------------------------------------
                         Title: President



                          /s/  James F. Lowry
                         ---------------------------------------
                              James F. Lowry


                                             EXHIBIT 11

          Trigen Energy Corporation and Subsidiaries
               Computation of Earnings Per Share
               (In thousands, except per share data)


                                   Year ended December 31,
                                   ------------------------------------------
                                   1997    1996     1995     1994    1993
                                   ----    ----     ----     ----    ----
Basic earnings per common share
--------------------------------
Earnings before extraordinary item $5,025  $14,051  $10,564  $8,561  $4,325


Average equivalent shares
  Common shares outstanding        12,011   11,612   11,390   9,619   8,500


Basic earnings per common share     $0.42    $1.21    $0.93   $0.89   $.051


Diluted earnings per common share
Earnings before extraordinary item $5,025  $14,051  $10,564  $8,561  $4,325

Average equivalent shares
  Common shares outstanding        12,011   11,612   11,390   9,619   8,500
  Stock option                        119       82       --      --      --
                                   ------   ------   ------   -----   -----
  Average equivalent shares        12,130   11,694   11,390   9,619   8,500
                                   ------   ------   ------   -----   -----

Diluted earnings per common share   $0.41    $1.20    $0.93   $0.89   $0.51
                                   ------    ------  ------   -----   -----







                                                       Exhibit 12.1

               Trigen Energy Corporation and Subsidiaries
               Computation of Ratio of Earnings to Fixed Charges
                              (in thousands)




                             1997      1996      1995      1994      1993
                             ----      ----      ----      ----      ----
Earnings before extra-
   ordinary item             $ 5,025    $14,051   $10,564   $8,561    $4,325
Add (deduct):
  Income taxes                 3,491      9,252     7,324    5,949     3,391
  Fixed charges               20,508     20,145    20,883   17,774    10,215
  Interest capitalization    (   374)   (   328)  (   300) (   250)  (   200)
  (Income)/losses of less
    than 50% owned companies     266    (   322)  (   316) (   224)      -0-
  Distributions from less
    than 50% owned companies     -0-        -0-       -0-      -0-       -0-
                         ---------------------------------------------------
Earnings before extraordi-
  nary item, as adjusted     $28,916    $42,798   $38,155   $31,810  $17,731
                         ---------------------------------------------------
Fixed charges
  Interest expense           $18,976    $18,840   $19,890   $16,657   $9,448
  Interest capitalized           374        328       300       250      200
  Portion of rents representa-
    tive of interest factor(1) 1,158        977       693       867      567
                         ---------------------------------------------------
Total fixed charges          $20,508    $20,145   $20,883   $17,774  $10,215
                         ---------------------------------------------------
Ratio of earnings to
   fixed charges                 1.4        2.1       1.8       1.8      1.7
                         ---------------------------------------------------

Note:
(1) Estimated to be 1/3 of total rent expense.


                                                       EXHIBIT 21

TRIGEN ENERGY CORPORATION & SUBSIDIARIES

U.S. Corporations                                      Incorporated
-----------------                                      ------------
Baltimore Thermal Development Corporation              Maryland
Catalyst Steam Corporation                             Delaware
Trigen-Ewing Power, Inc.                               Delaware
Ohio Thermal Energy Corporation                        Ohio
Philadelphia Steam Development Corporation             Pennsylvania
Philadelphia Thermal Development Corporation           Pennsylvania
Philadelphia Thermal Services Corporation              Pennsylvania
Philadelphia United Power Corporation                  Delaware
St. Louis Thermal Development Corporation              Missouri
Trenton Energy Corporation                             Delaware
Trigen-BioPower, Inc.                                  North Carolina
Trigen Building Services Corporation                   Delaware
Trigen-College Park Energy Corporation                 Maryland
Trigen Development Corporation                         Delaware
Trigen Energy Corporation                              Delaware
Trigen Energia, Inc.                                   Delaware
Trigen Fuels Corporation                               Delaware
Trigen-Glen Cove Energy Corporation                    Delaware
Trigen Insulation Corporation                          Delaware
Trigen Lindbergh Corporation                           Delaware
Trigen M/I Corporation                                 Delaware
Trigen Services Corporation                            Delaware
Trigen-Services of Illinois, Inc.                      Delaware
Trigen-Services of Missouri, Inc.                      Delaware
Trigen-Services of Ohio, Inc.                          Delaware
Trigen Solutions, Inc.                                 Delaware
Trigen-Baltimore Energy Corporation                    Maryland
Trigen-Boston Energy Corporation                       Delaware
Trigen-Chicago Energy Corporation                      Delaware
Trigen-Colorado Energy Corporation                     Delaware
Trigen-Kansas City Energy Corporation                  Delaware
Trigen-Missouri Energy Corporation                     Delaware
Trigen-Nassau Energy Corporation                       Delaware
Trigen-New England Energy Corporation                  Delaware
Trigen-Oklahoma City Energy Corporation                Delaware
Trigen-Oklahoma Energy Corporation                     Delaware
Trigen-Philadelphia Energy Corporation                 Pennsylvania
Trigen-Schuylkill Cogeneration, Inc.                   Pennsylvania
Trigen-St. Louis Energy Corporation                    Missouri
Trigen-Tulsa Energy Corporation                        Delaware
Tulsa Cold Storage, Inc.                               Delaware
United Thermal Corporation                             Delaware
United Thermal Development Corporation                 Delaware
United Thermal Services Corporation                    Delaware

Canadian Corporations
---------------------
Trigen Energy Canada, Inc.                             Canada
Trigen-London District Energy Corporation              Canada
3003252 Nova Scotia Limited                            Nova Scotia

Partnerships
------------
Baltimore Steam Company                                Maryland
Trigen-Nations Energy Company, LLLP                    Colorado
Trigen-Trenton Energy Company, L.P.                    Delaware
Grays Ferry Cogeneration Partnership
Trigen-Cinergy Solutions LLC
Trigen-Cinergy Solutions of Cincinnati LLC
Trigen-Cinergy Solutions of Illinois LLC
Trigen-HQ Energy Services LLC
Trigen-PCS Company LLC
Trigen-Peoples District Energy Company LLP

Canadian Partnerships
---------------------
NSP Trigen Incorporated

                                             EXHIBIT 23.1

               CONSENT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Trigen Energy Corporation

     We consent to incorporation by reference in the registration statements No. 333-4198 on Form S-3; and No. 33-92468, No. 333-36151, and No. 33-83736 on Form S-8 of Trigen Energy Corporation and subsidiaries of our report dated February 3, 1998, except for Note 18, which is as of March 9, 1998 relating to the consolidated balance sheets of Trigen Energy Corporation and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the related schedules, which report appears in the December 31, 1997 Annual Report on Form 10-K of Trigen Energy Corporation. Our report on the consolidated financial statements refers to a change in accounting for the impairment of long-lived assets in 1995.


                              KPMG Peat Marwick LLP





March 27, 1998
Stamford, CT