Form 10-K/A
period 1997-12-31
TRIGEN ENERGY CORP
filed 1998-03-31
CIK 925655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ANNUAL REPORT TO STOCKHOLDERS
                                       and
                                    FORM 10-K/A

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

                                   (914) 286-6600
                    (Registrant's telephone number including area code)

              Securities registered pursuant to Section 12(b) of the Act:

                                                      		Name of Each Exchange
	Title of Each Class	                                    on Which Registered
---------------------                                   ---------------------
Common Stock, Par Value $.01 Per Share	                 New York Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant was $63,509,010 based upon the closing sale price quoted by the New York Stock Exchange on March 25, 1998. There were 12,321,680 shares of the registrant's Common Stock outstanding on March 25, 1998.

                 DOCUMENTS INCORPORATED BY REFERENCE

    Information called for in Part III of this Form 10-K is incorporated by reference from the registrant's definitive proxy statement to be filed in connection with its 1998 annual meeting of shareholders which will be held on May 13, 1998.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1998.


                                    		TRIGEN ENERGY CORPORATION



                                    		By /s/  David H. Kelley
                                      ----------------------------
                                          David H. Kelly
                                          Vice President, Finance
                                          and Chief Financial Officer