Form 10-Q
period 1998-03-31
TRIGEN ENERGY CORP
filed 1998-05-12
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                         --------------

                           FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998


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

                   -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X          No
                         ----           ----
There were 12,337,991 shares of the Registrant's Common Stock outstanding as of May 6, 1998.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                    INDEX TO FORM 10-Q

               Quarter Ended March 31, 1998



Part I - Financial Information:                                Page

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three Months
          Ended March 31, 1998 and 1997 (Unaudited)...............3

     Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
          and December 31, 1997...................................4

     Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1998 and 1997 (Unaudited) ..............5

     Notes to Consolidated Financial Statements (Unaudited).......6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ....................9

     Item 3.Quantitative and Qualitative Disclosures About Market
          Risk...................................................10

Part II - Other Information: ....................................11

Signatures:   ...................................................12


     Disclosure Regarding Forward-Looking Statements

     This Quarterly Report includes historical information as well as statements regarding the future expectations (referred to as "forward-looking statements") of Trigen Energy Corporation and its wholly owned subsidiaries (collectively "Trigen"). Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand balance for Trigen's products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology positions and any failure to achieve Trigen's cost reduction targets or complete construction projects on schedule. Trigen believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the records of Trigen and other data available from third parties, but there can be no guarantee that the expectations described in these forward looking statements will be fulfilled or accomplished.

Part I -  Financial Information
Item 1.  Financial Statements

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 1998 and 1997
                         Unaudited
               (In thousands, except per share data)
                                             1998           1997
                                             ----           ----
Revenues
   Thermal energy                            $60,210        $66,324
   Electric energy                            11,329         14,088
   Equity in earnings of non-consolidated
     partnerships                                703            110
   Fees earned and other revenues              2,670          2,999
                                             -------        -------
       Total revenues                         74,912         83,521
                                             -------        -------
Operating expenses
   Fuel and consumables                       34,945         46,503
   Production and operating costs             15,080         14,182
   Depreciation                                5,470          4,764
   General and administrative                  9,623          9,495
                                             -------        -------
       Total operating expenses               65,118         74,944
                                             -------        -------

Operating income                               9,794          8,577
Other income (expense)
   Interest expense                           (5,741)        (4,478)
   Other income, net                             286            422
                                             --------       -------
Earnings before minority interests, income
   taxes and extraordinary item                4,339          4,521
Minority interests in earnings of subsidiaries   793            734
                                             -------        -------
Earnings before income taxes and
   extraordinary item                          3,546          3,787
Income taxes                                   1,525          1,553
                                             -------        -------
Earnings before extraordinary item             2,021          2,234
Extraordinary loss from extinguishment of
   debt, net of tax benefit                  (   299)            --
                                             -------        -------
Net earnings                                 $ 1,722        $ 2,234
                                             -------        -------

Basic earnings per common share
   Before extraordinary item                 $   .17        $   .19
   Extraordinary loss                        (   .03)            --
                                             -------        -------
   Net earnings                              $   .14        $   .19
                                             -------        -------
Diluted earnings per common share
   Before extraordinary item                 $   .17        $   .18
   Extraordinary loss                        (   .03)            --
                                             -------        -------
   Net earnings                              $   .14        $   .18
                                             -------        -------
Average shares outstanding - basic            12,002         11,984
                                             -------        -------
Average shares outstanding - diluted          12,029         12,113
                                             -------        -------

     See accompanying notes to consolidated financial statements.

     TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except share data)
                                           March 31,    December 31,
                                              1998          1997
                                           ---------    ------------
                                          (Unaudited)
Assets
Current assets
   Cash and cash equivalents               $ 17,229     $  8,967
   Accounts receivable
     Trade (less allowance for doubtful
       accounts of $1,202 in 1998 and
       $1,074 in 1997)                       34,156       34,866
     Other                                   10,357       10,815
                                           --------     --------
     Total accounts receivable               44,513       45,681
   Inventories                                6,778        7,054
   Prepaid expenses and other current assets  7,868        7,985
                                           --------     --------
     Total current assets                    76,388       69,687
Non-current cash and cash equivalents         4,698        4,726
Property, plant and equipment, net          427,062      388,448
Investment in non-consolidated partnerships  20,230       19,560
Intangible assets, net                       42,842       21,454
Deferred costs and other assets, net         24,241       22,094
                                           --------     --------
     Total assets                          $595,461     $525,969
                                           --------     --------
Liabilities and Stockholders' Equity
Current liabilities

   Short-term debt                        $   6,700     $ 14,200
   Current portion of long-term debt         15,059       14,499
   Accounts payable                           6,390       10,053
   Accrued fuel                              16,300       11,545
   Accrued expenses and other current
      liabilities                            28,249       21,485
                                          ---------     --------
     Total current liabilities               72,698       71,782
Long-term debt                              315,749      256,361
Other liabilities                             6,060        4,786
Deferred income taxes                        37,508       31,237
                                          ---------     --------
     Total liabilities                      432,015      364,166

Minority interests in subsidiaries           16,465       16,321

Stockholders' equity
   Preferred stock-$.01 par value,
     authorized and unissued  15,000,000
     shares                                      --          --
   Common stock-$.01 par value, authorized
     60,000,000 shares, issued 12,393,959
     shares in 1998 and 12,070,162 shares
     in 1997                                    124          121
   Additional paid-in capital               120,580      114,157
   Retained earnings                         33,172       31,881
   Unearned compensation - restricted stock  (5,756)          --
   Cumulative translation adjustment            293          296
   Treasury stock, at cost, 72,279 shares
      in 1998 and 45,500 shares in 1997      (1,432)        (973)
                                          ---------     --------
     Total stockholders' equity             146,981      145,482
                                          ---------     --------
     Total liabilities and stockholders'
     equity                                $595,461     $525,969
                                          ---------     --------

     See accompanying notes to consolidated financial statements.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                              Unaudited
                            (In thousands)
                                             1998           1997
                                             ----           ----
Cash flows from operating activities


   Net earnings                              $1,722         $2,234
   Reconciliation of net earnings to
       cash provided by operating activities
     Extraordinary item                         299             --
     Depreciation and amortization            6,774          5,647
   Deferred income taxes                       (497)          (651)
   Provision for doubtful accounts              144            146
   Minority interests in subsidiaries           793            734
   Changes in assets and liabilities
     Accounts receivable                      3,429            932
     Inventories and other current assets     1,313          1,627
     Accounts payable and other current
       liabilities                            5,870          7,207
     Noncurrent assets and liabilities       (3,176)        (2,361)
                                             ------         -------
     Net cash provided by operating
       activities                            16,671         15,515
                                             ------         -------

Cash flows from investing activities
   Acquisition of Power Sources, Inc.        (44,100)           --
   Capital expenditures                      (11,437)       (6,786)
                                             -------        -------
     Net cash used in investing activities   (55,537)       (6,786)
                                             -------        -------
Cash flows from financing activities
   Short-term debt, net                       (7,500)       (1,300)
   Proceeds of long-term debt                 73,350         1,601
   Payments of long-term debt                (17,692)       (2,959)
   Dividends paid                               (431)         (420)
   Issuance of common stock, net                  23           930
   Distribution to minority interests           (650)         (401)
                                             -------        -------
     Net cash provided by (used in) financing
       activities                             47,100        (2,549)
                                             -------        -------

Cash and cash equivalents
   Increase                                    8,234         6,180
   At beginning of period                     13,693        25,276
                                             -------        -------
   At end of period                          $21,927       $31,456
                                             -------        -------

   Current                                   $17,229       $19,321
   Non current                                 4,698        12,135
                                             -------        -------
   At end of period                          $21,927       $31,456
                                             -------        -------

Supplemental disclosure of cash flow information
   Cash paid during the period for
     Interest                                $ 5,261       $ 4,078
                                             -------        -------
     Income taxes                                870           661
                                             -------        -------


     See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   Basis of Presentation

     Trigen Energy Corporation (the "Company"), develops, owns and operates commercial and industrial energy systems in the United States and Canada. The Company uses its expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity. The Company combines heat and power generation, producing electricity as a by-product, for use in its facilities and for sale to customers.

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1998, and the results of operations and the cash flows for the three months ended March 31, 1998 and 1997. The results of operations and cash flows for the three month period ended March 31, 1998 are not indicative of those to be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.   Extraordinary Item

     The Company incurred an extraordinary charge of $299,000, net of a tax benefit of $161,000, in the three months ended March 31, 1998 in connection with the early retirement of debt.

3. Acquisition

     On January 22, 1998, the Company acquired all of the capital stock of Power Sources, Inc. (renamed Trigen-BioPower, Inc.), a biomass-to-energy power plant developer and operator, for a total cash investment of $44,100,000, funded from the Company's existing credit facility. Trigen-BioPower had revenues of $18,967,000 and net earnings of $2,441,000 for the twelve-month period ended December 31, 1997. Results for Trigen-Bio-Power are included with those of the Company since the date of acquisition.

     The acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The excess of the purchase price over the net assets acquired was $10,398,000 and is being amortized over a period not exceeding 30 years. The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

          Current assets                          $ 3,325
          Property, plant and equipment            32,265
          Intangibles                              11,687
          Costs in excess of net assets acquired   10,398
          Current liabilities                     ( 2,147)
          Long-term debt                          ( 4,290)
          Other liabilities                       ( 7,138)
                                                  --------
          Total purchase price                    $44,100
                                                  --------

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         (Unaudited)


     The following pro forma summary presents the consolidated results of operations for the three months ended March 31, 1998 and 1997 as if the acquisition had occurred at the beginning of the years presented (in thousands, except per share data):

                                             Three Months Ended
                                                 March 31,
                                             -------------------
                                              1998     1997
                                              ----     ----
     Revenues                                 $76,049  $88,439
     Earnings before extraordinary item         2,091    2,529
     Diluted earnings per common share --
          before extraordinary item               .17      .21

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

4.   Legal Proceeding

     On April 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., NRGG (Schuylkill) Cogeneration Inc. and Trigen-Philadelphia Energy Corporation commenced an action against PECO Energy Company ("PECO") and Adwin (Schuylkill) Cogeneration, Inc. in the Pennsylvania Court of Common Pleas of Philadelphia County (the "Court"). Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. At March 31, 1998, the Company had an investment of approximately $13 million in the Partnership, representing a one third interest in the Partnership through its wholly owned subsidiary, Trigen-Schuylkill Cogeneration, Inc. NRGG (Schuylkill) Cogeneration Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two thirds interests in the Partnership. Adwin (Schuylkill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO.

     The Partnership commenced this action in reaction to the wrongful termination by PECO on March 3, 1998, of the electric power purchase agreement between the Partnership and PECO (the "Power Purchase Agreement"). The Partnership is seeking a declaratory judgement to require PECO to comply with the electric power purchase agreement and for damages to be proven at trial in an amount in excess of $200 million.

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

     On May 6, 1998, the Court issued a preliminary injunction against PECO which requires PECO to pay the Partnership for its electric energy and capacity at the rates set forth in the Power Purchase Agreement and otherwise to specifically perform the Power Purchase Agreement. On May 8, 1998, PECO filed an appeal of the preliminary injunction against PECO together with a request for a stay of the Court's order. Subject to the outcome

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         (Unaudited)


of PECO's appeal and request for a stay, the preliminary injunction will remain in effect pending a final hearing on the matter.

     Previously, on March 19, 1998, the United States District Court for the Eastern District of Pennsylvania dismissed a similar action commenced by the Partnership before reaching the merits, determining that it did not have the required subject matter jurisdiction to hear the case. On March 17, 1998 and April 10, 1998, The Chase Manhattan Bank issued notices of default to the Partnership under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent and certain other commercial banks (collectively the "Banks").

     The debt under the Credit Agreement is secured only by the Partnership assets and the partners' ownership interests in the Partnership. While it is possible that the Company's investment could become impaired, at this time the Company does not believe that is likely. The Company believes that PECO's termination of the Power Purchase Agreement was wrongful and the Company intends to aggressively pursue the remedies available to it. The Banks have not accelerated the debt and, on March 18, 1998, The Chase Manhattan Bank commenced its own lawsuit against PECO based upon PECO's wrongful termination of the Power Purchase Agreement.

     In the event the Company is not successful and PECO's actions are upheld, PECO would be required under PURPA to continue to purchase power from the Grays Ferry Cogeneration Facility at PECO's avoided cost. This would generate significantly lower earnings per share for the Company than the 1998 annual earnings per share of $.40 to $.52 that the Company previously forecast it would earn from its investment in the Partnership, based on the contracted power purchase price.

5.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires disclosure of all items recognized under accounting standards as components of comprehensive income. Following are the Company's components of comprehensive income for the three months ended March 31, 1998 and 1997 (in thousands).

                                        1998      1997
                                        ----      ----
     Net earnings                       $1,722    $2,234

     Other comprehensive income
       Cumulative translation adjustment    (3)       39
                                        -------   ------
     Comprehensive income               $1,719    $2,273
                                        -------   ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended March 31, 1998 compared with Three Months ended March 31,
1997.

Overview

     For the quarter ended March 31, 1998, the Company reported earnings before extraordinary item of $2.0 million or $.17 per diluted share. This compared with $2.2 million and $.18 of diluted earnings per share in the first quarter of 1997. Revenues were $74.9 million in the first quarter compared with $83.5 million last year. Operating income was $9.8 million and the operating margin was 13.1% in the first quarter of 1998 compared with operating income of $8.6 million and an operating margin of 10.3% in the like quarter last year. Operating results for 1998 include those of the newly acquired Trigen-BioPower from January 22, 1998, the date of acquisition. Trigen-BioPower contributed $3.7 million in revenues and $.02 in diluted earnings per share to first quarter operating results. A significant portion of the Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

Revenues

     Revenues of $74.9 million were down $8.6 million or 10% from the first quarter of 1997, principally as a result of the mild winter weather, particularly in the Northeast. Thermal energy sales were down $6.1 million to $60.2 million and electric energy sales declined by $2.8 million to $11.3 million. Energy systems in Baltimore, Boston, Philadelphia and St. Louis were particularly affected by the mild winter weather. The decline in electric energy revenue was due to the trigeneration plant in Nassau County, New York being taken off line by the local utility, as permitted under the contract, for a longer period of time in 1998 than in 1997. Offsetting in part the revenue decline were $3.7 million of revenues from Trigen-Bio-Power and $1.0 million of equity in the earnings of the Grays Ferry Cogeneration Partnership.

Operating Expenses

     Fuel and consumables' costs were $34.9 million in the first quarter of 1998 compared with $46.5 million in 1997. This decrease was due to the lower level of energy revenues, lower fuel prices and savings realized from the purchase of a fuel management contract in 1997.

     Production and operating costs increased 6% to $15.1 million in the first quarter due to the inclusion of production and operating costs for Trigen-BioPower.

     Depreciation expense was $5.5 million compared with $4.8 million in 1997. The increase reflects the higher level of capital expenditures.

     General and administrative expenses increased slightly to $9.6 million; and as a percent of revenues increased to 12.8% from 11.4% in 1997. The increase reflects the acquired Trigen-BioPower's general and administrative expense.

Interest Expense, Net

     Interest expense increased $1.3 million to $5.7 million in the first quarter due primarily to the $44.1 million of borrowings under the Company's credit facility to finance the Trigen-BioPower acquisition.

Income Taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for the first quarter of 1998 and 1997 was 43.0% and 41.0%, respectively.

Extraordinary Item

     The Company incurred an extraordinary charge of $.3 million, net of a $.2 million income tax benefit, in the first quarter of 1998 in connection with the early retirement of debt.

Liquidity and Financial Position

     Cash and cash equivalents were $21.9 million at March 31, 1998, an increase of $8.2 million from year end 1997. Working capital was $3.7 million compared with a negative $2.1 million at December 31, 1997. At March 31, 1998, receivables were down 3% to $44.5 million and inventories decreased 4% to $6.8 million from the balances at the end of 1997. Accounts payable were down $3.7 million to $6.4 million, accrued fuels increased by $4.8 million to $16.3 million and accrued expenses and other current liabilities were up $6.8 million to $28.2 million at March 31, 1998. The Company's working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     During the first three months of 1998, the Company generated $16.7 million of cash from operating activities compared with $15.5 million in the like period last year. The improvement in cash generated from operations in 1998 was due to lower working capital requirements and to the higher level of non-cash depreciation and amortization charges. During the first three months of 1998, the Company acquired Trigen-BioPower for $44.1 million, invested $11.4 million in capital expenditures and paid dividends of $.4 million to shareholders and $.7 million to minority interests. These expenditures were financed by the cash generated from operating activities and by $48.1 million of new borrowings.

     Total debt was $337.5 million at March 31, 1998 compared with $285.1 million at the end of 1997. The $52.4 million increase in debt includes $4.3 million of Trigen-BioPower debt assumed in the acquisition. The remaining increase was primarily to finance the acquisition of Trigen-BioPower. In February 1998, $14.4 million of Trigen-Nassau bonds, with a fixed tax-exempt rate of 7.75%, were refinanced by a new issue of variable rate demand tax-exempt bonds. This refinancing resulted in an extraordinary charge of $.3 million, net of a $.2 million income tax benefit.

     During the first three months of 1998, stockholders' equity increased $1.5 million to $147.0 million at March 31, 1998. This increase reflects $1.7 million of net earnings and $.2 million of amortization of unearned compensation related to restricted shares, offset by $.4 million of dividend payments to shareholders.

     Reference is made to Note 4 of the Notes to Consolidated Financial Statements with respect to legal proceedings involving the Company.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Part II - Other Information

Item 1.   Legal Proceedings.

     Reference is made to Note 4 of the Notes to Consolidated Financial Statements with respect to legal proceedings involving the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed as part of this report:

     2.1** Stock Purchase Agreement, dated December 9, 1997, between Canal Industries, Inc. and ChemFirst Inc. as Sellers, and Trigen Energy Corporation, as Buyer (Form 8-K Current Report dated January 27, 1998.)

     27*       Financial Data Schedule

(b) The following reports on Form 8-K were filed during the three months ended March 31, 1998.

     Item 2. Acquisition of Assets and Item 7. Financial Statements and Exhibits, January 27, 1998
     Item 4. Change in Registrant's Certifying Accountant and Item 5. Other Events, March 16, 1998
     Item 4. Change in Registrant's Certifying Accountant, Amendment No. 1, March 19, 1998
     Item 2. Acquisition of Assets and Item 7. Financial Statements and Exhibits, March 20, 1998
     Item 4. Change in Registrant's Certifying Accountants, Amendment No. 2, March 31, 1998

          *    Filed herewith.
          ** Incorporated by reference to the corresponding exhibit to the indicated prior filing.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         TRIGEN ENERGY CORPORATION



                         /s/  David H. Kelly
                         -----------------------------
                              David H. Kelly
                              Vice President, Finance and
                              Chief Financial Officer


                         /s/  Daniel J. Samela
                         ------------------------------
                              Daniel J. Samela
                              Controller



Date:     May 12, 1998