Form 10-Q
period 1998-06-30
TRIGEN ENERGY CORP
filed 1998-08-13
CIK 925655

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                         _________________

                              FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998


                              OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to___________

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

               ___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X    No
                        -----      -----
There were 12,347,227 shares of the Registrant's Common Stock outstanding as of July 30, 1998.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                        INDEX TO FORM 10-Q

                    Quarter Ended June 30, 1998


Part I - Financial Information:                          Page

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three
          and Six Months Ended June 30, 1998 and 1997
          (Unaudited)                                       3

     Consolidated Balance Sheets as of June 30, 1998
          (Unaudited) and December 31, 1997                 4

     Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1998 and 1997 (Unaudited)   5

     Notes to Consolidated Financial Statements (Unaudited) 6

     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10

     Item 3.Quantitative and Qualitative Disclosures
          About Market Risk.                                12


Part II - Other Information:                                13

Signatures:                                                 14


     Disclosure Regarding Forward-Looking Statements

This Quarterly Report includes historical information as well as statements regarding the future expectations (referred to as "forward-looking statements") of Trigen Energy Corporation and its wholly owned subsidiaries (collectively "Trigen"). Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand balance for Trigen's products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, adverse judicial determinations, competitive technology and any failure to achieve Trigen's cost reduction targets or complete construction projects on schedule. Trigen believes in good faith that the forward-looking statements in this Quarterly Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the records of Trigen and other data available from third parties, but there can be no guarantee that the expectations described in these forward looking statements will be fulfilled or accomplished.

Part I -  Financial Information
Item 1.  Financial Statements

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1998 and 1997
                           Unaudited
            (In thousands, except per share data)

                            Three Months        Six Months
                           1998      1997     1998      1997
Revenues
   Thermal energy         $37,068  $34,129   $97,278   $100,453
   Electric energy          8,880   11,474    20,209     25,562
   Equity in earnings/(losses)
      of non-consolidated
      partnerships          1,323     (803)    2,026       (693)
   Fees earned and other
      revenues              3,523    3,307     6,193      6,306
                          -------  -------   -------   --------
        Total revenues     50,794   48,107   125,706    131,628
                          -------  -------   -------   --------
Operating expenses
   Fuel and consumables    16,582   19,974    51,527     66,477
   Production and
      operating costs      12,058   10,891    27,138     25,073
   Depreciation             4,449    3,526     9,919      8,290
   General and
      administrative       11,595    7,542    21,218     17,037
                          -------  -------   -------   --------
         Total operating
            expenses       44,684   41,933   109,802    116,877
                          -------  -------   -------   --------
Operating income            6,110    6,174    15,904     14,751
Other income (expense)
     Interest expense     (5,826)   (4,647)  (11,567)    (9,126)
     Other income, net     4,313       442     4,599        865
                         -------   -------   -------   --------
Earnings before minority
      interests, income
      taxes and extra-
      ordinary item        4,597     1,969     8,936        6,490
Minority interests in
   earnings of subsidiaries  782       795     1,575        1,529
                          ------   -------   -------   ----------
Earnings before income
   taxes and extraordinary
   item                    3,815     1,174     7,361        4,961
Income taxes               1,640       481     3,165        2,034
                         ------    -------   -------   ----------
Earnings before extra-
   ordinary item           2,175       693     4,196        2,927
Extraordinary loss from
   extinguishment of debt,
   net of tax benefit       --         --      (299)          --
                         -------   --------  -------   ----------
Net earnings              $2,175   $   693   $3,897    $    2,927
                         -------   -------   ------    ----------
Basic earnings per
   common share
   Before extraordinary
      item               $   .18   $   .06   $  .35    $      .24
   Extraordinary loss        --        --     ( .03)          --
                         -------   -------   ------    ----------
   Net earnings          $   .18   $   .06   $  .32    $      .24
                         -------   -------   ------    ----------
Diluted earnings per
   common share
   Before extraordinary
      item               $   .18   $   .06   $  .35    $      .24
   Extraordinary loss        --         --    ( .03)           --
                         -------   -------   ------    ----------
   Net earnings          $   .18   $   .06   $  .32    $      .24
                         -------   -------   ------    ----------
Average shares outstand-
   ing - basic            12,031    12,012   12,017        11,998
                         -------   -------   ------    ----------
Average shares outstand-
   ing - diluted          12,031    12,117   12,019        12,173
                         -------   -------   ------    ----------

     See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                        June 30,      December 31,
                                         1998            1997
                                      (Unaudited)
Assets
Current assets
   Cash and cash equivalents            $ 12,431       $  8,967
   Accounts receivable
      Trade (less allowance for
      doubtful accounts
     of $1,371 in 1998 and
     $1,074 in 1997)                      23,775         34,866
      Other                               11,461         10,815
                                        --------       --------
      Total accounts receivable           35,236         45,681
   Inventories                             6,641          7,054
   Prepaid expenses and other
      current assets                       8,901          7,985
                                        --------       --------
      Total current assets                63,209         69,687
Non-current cash and cash equivalents      4,671          4,726
Property, plant and equipment, net       431,510        388,448
Investment in non-consolidated
   partnerships                           22,515         19,560
Intangible assets, net                    42,054         21,454
Deferred costs and other assets, net      23,789         22,094
                                        --------       --------
      Total assets                      $587,748       $525,969
                                        --------       --------

Liabilities and Stockholders' Equity
Current liabilities
   Short-term debt                      $   --         $ 14,200
   Current portion of long-term debt    15,471           14,499
   Accounts payable                      3,778           10,053
   Accrued fuel                         10,606           11,545
   Accrued expenses and other current
      liabilities                       29,081           21,485
                                        --------       --------
      Total current liabilities         58,936           71,782
Long-term debt                         320,173          256,361
Other liabilities                        5,062            4,786
Deferred income taxes                   38,207           31,237
                                        --------       --------
      Total liabilities                 422,378         364,166

Minority interests in subsidiaries      16,348           16,321

Stockholders' equity
   Preferred stock-$.01 par value,
      authorized and unissued
      15,000,000 shares                     --              --
   Common stock-$.01 par value,
      authorized 60,000,000 shares,
      issued   12,417,934 shares in
      1998 and 12,070,162 shares in 1997   124              121
   Additional paid-in capital          120,857          114,157
   Retained earnings                    34,915           31,881
   Unearned compensation - restricted
      stock                           (  5,557)              --
   Cumulative translation adjustment       315              296
   Treasury stock, at cost, 88,965
      shares in 1998 and 45,500
      shares in 1997                   ( 1,632)            (973)
                                        ---------      ---------
   Total stockholders' equity          149,022          145,482
                                        --------       --------
   Total liabilities and stockholders'
      equity                           $587,748         $525,969
                                        --------       --------

     See accompanying notes to consolidated financial statements.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the Six Months Ended June 30, 1998 and 1997
                         Unaudited
                         (In thousands)
                                             1998          1997
                                             ----          -----
Cash flows from operating activities
   Net earnings                              $ 3,897       $2,927
   Reconciliation of net earnings to cash
      provided by operating activities
     Extraordinary item                          299           --
     Depreciation and amortization            12,617       10,038
     Deferred income taxes                       202          433
     Provision for doubtful accounts             269          317
     Minority interests in subsidiaries        1,575        1,529
     Changes in assets and liabilities
        Accounts receivable                   10,181        1,931
        Inventories and other current assets     417        (973)
        Accounts payable and other current
        liabilities                          ( 1,364)     (2,322)
        Noncurrent assets and liabilities    ( 3,457)     (1,334)
                                             -------       ------
        Net cash provided by operating
        activities                            24,636      22,546
                                             -------      ------

Cash flows from investing activities
   Acquisition of Power Sources, Inc.        (44,100)      --
   Capital expenditures                      (20,133)    (13,947)
   Investment in non-consolidated
partnerships                                 (   990)     (1,100)
                                             -------       ------
        Net cash used in investing
     activities                              (65,223)    (15,047)
                                             -------      ------

Cash flows from financing activities
   Short-term debt, net                      (14,200)    (18,500)
   Proceeds of long-term debt                 84,850      43,978
   Payments of long-term debt                (24,356)    (34,919)
   Dividends paid                            (   863)       (841)
   Issuance of common stock, net                 115       1,292
   Distribution to minority interests        ( 1,550)       (900)
                                             -------      ------
     Net cash provided by (used in)
        financing activities                  43,996      (9,890)
                                             -------       ------

Cash and cash equivalents
   Increase (decrease)                         3,409      (2,391)
   At beginning of period                     13,693      25,276
                                             -------      ------
   At end of period                          $17,102     $22,885
                                             -------      ------

   Current                                   $12,431     $14,053
   Non current                                 4,671       8,832
                                             -------      ------
   At end of period                          $17,102     $22,885
                                             -------      ------

Supplemental disclosure of cash flow information
   Cash paid during the period for
     Interest                                $10,606      $8,320
                                             -------      ------
     Income taxes                              1,421       2,264
                                             -------      ------

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

The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 and cash flows for the six month period ended June 30, 1998 are not indicative of those to be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2. Change in Accounting Policy

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application of SOP 98-5 is encouraged in fiscal years for which annual financial statements have not yet been issued.

The Company is in process of evaluating the impact SOP 98-5 will have on the Company's results of operations and financial condition.

3. Supplementary Income Information

     Included in other income, net for the three months and six months ended June 30, 1998 were gains of $2,102,000 from the sale of nitrogen oxide emission allowances and $1,678,000 from an insurance settlement.

4.   Extraordinary Item

     The Company incurred an extraordinary charge of $299,000, net of a tax benefit of $161,000, in the six months ended June 30, 1998 in connection with the early retirement of debt.

5.   Acquisition

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

          Current assets                          $ 3,325
          Property, plant and equipment            32,265
          Intangibles                              11,687
          Costs in excess of net assets acquired   10,398
          Current liabilities                     ( 2,147)
          Long-term debt                          ( 4,290)
          Other liabilities                       ( 7,138)
                                                  --------
          Total purchase price                    $44,100
                                                  --------
     The following pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 1997 and the six months ended June 30, 1998 as if the acquisition had occurred at the beginning of the years presented (in thousands, except per share data):

                                   Three
                                   Months      Six Months Ended
                                   Ended          June 30,
                                   June 30,  -------------------
                                   1997         1998        1997
                                   --------     ----        ----
Revenues                           $52,625    126,843    $141,064
Earnings before extraordinary item     724      4,266       3,253
Diluted earnings per common share --
     before extraordinary item         .06        .35         .27

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

6.   Legal Proceeding

     On April 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., CogenAmerica Schuylkill Inc. (formerly NRGG Schuylkill Cogeneration Inc.) and Trigen-Philadelphia Energy Corporation commenced an action against PECO Energy Company ("PECO") and Adwin (Schuylkill) Cogeneration, Inc. in the Pennsylvania Court of Common Pleas of Philadelphia County (the "Court"). Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. At June 30, 1998, the Company had an investment of $14,705,000 in the Partnership, representing a one third interest in the Partnership through its wholly owned subsidiary, Trigen-Schuylkill Cogeneration, Inc. CogenAmerica Schuylkill Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two thirds interests in the Partnership. Adwin (Schuylkill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO. In addition, at June 30, 1998 the Company had a receivable of $4,437,000 due from the Partnership. Included in the Company's earnings before income taxes for the three months and six months ended June 30, 1998 was the Company's

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                              (Unaudited)

share of Partnership earnings of $1,719,000 and $2,705,000, respectively, and fees earned from the Partnership of $1,024,000 and $1,452,000, respectively. This compared to fees earned from the Partnership of $175,000 and $325,000 in the three months and six months ended June 30, 1997, respectively.

     The Partnership commenced this action in reaction to the wrongful termination by PECO on March 3, 1998, of the electric power purchase agreement between the Partnership and PECO (the "Power Purchase Agreement"). The Partnership is seeking a declaratory judgement to require PECO to comply with the Power Purchase Agreement and for damages to be proven at trial in an amount in excess of $200 million.

     On May 6, 1998, the Court issued a preliminary injunction against PECO which requires PECO to pay the Partnership for its electric energy and capacity at the rates set forth in the Power Purchase Agreement and otherwise to specifically perform the Power Purchase Agreement. On July 7, 1998, PECO withdrew its appeal of the preliminary injunction, which will now remain in effect until the Court renders its decision after the final hearing of this matter. The final hearing is currently scheduled to occur in March of 1999.

     The Chase Manhattan Bank has issued notices of default to the Partnership under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent and certain other commercial banks (collectively the "Banks"). The Partnership's debt under the Credit Agreement of $106,929,000 is secured only by the Partnership assets and the partners' ownership interests in the Partnership. The Banks have not accelerated the debt owing under the Credit Agreement nor imposed default interest charges against the Partnership, although the Banks could take these actions in the future. The Banks have required to date, and may require in the future, the Partnership to apply available cash held by Partnership (net of operating expenses, other than certain payments to affiliates, and expenses required to complete construction) toward repayment of the principal amount of the loans outstanding.

     The Company believes that PECO's termination of the Power Purchase Agreement was wrongful and the Company intends to aggressively pursue the remedies available to it. In the event the Company is not successful and PECO's actions are upheld, PECO would be required under PURPA to continue to purchase power from the Grays Ferry Cogeneration Facility at PECO's avoided cost. This would generate significantly lower earnings per share for the Company than the 1998 annual earnings per share of $.40 to $.52 that the Company previously forecast, based on the contracted power purchase price. While it is possible that the Company's investment in the Partnership and the receivable from the Partnership could become impaired, at this time the Company does not believe that is likely.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)


7.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires disclosure of all items recognized under accounting standards as components of comprehensive income. Following are the Company's components of comprehensive income for the three and six months ended June 30, 1998 and 1997 (in thousands).

                         Three MonthsEnded      Six Months Ended
                              June 30,               June 30,
                         -----------------     ------------------
                           1998      1997      1998       1997
                           ----      ----      ----       ----

     Net earnings         $2,175    $ 693    $3,897     $2,927
     Other comprehensive
   Income Cumulative
   translation
   adjustment                 22       --        19         39
     Comprehensive income $2,197   $  693    $3,916     $2,966

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months ended June 30, 1998 compared with Three Months ended June 30, 1997.

Overview
--------
     For the quarter ended June 30, 1998, the Company reported earnings before extraordinary item of $2.2 million or $.18 per diluted share. This compared with $.7 million and $.06 of diluted earnings per share in the second quarter of 1997. Revenues were $50.8 million in the second quarter compared with $48.1 million last year. Operating income was $6.1 million and the operating margin was 12.0% in the second quarter of 1998 compared with operating income of $6.2 million and an operating margin of 12.8% in the like quarter last year. Operating results for 1998 include those of the newly acquired Trigen-BioPower from January 22, 1998, the date of acquisition. Trigen-BioPower contributed $4.6 million in revenues and $1.0 million in operating income to second quarter operating results. A significant portion of the Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

Revenues

     Revenues of $50.8 million were up $2.7 million from the second quarter of 1997. Thermal energy sales increased $2.9 million reflecting the $4.6 million revenue contribution by Trigen-BioPower. A decline in units of thermal energy sold at systems in Baltimore, Philadelphia and St. Louis offset in part the higher thermal energy sales. Electric energy sales were $8.9 million, down $2.6 million from the like quarter in 1997. This decline was due to the trigenera-tion plant in Nassau County, New York being taken off line for 22 days during the second quarter for major overhaul work. The increase in earnings/(losses) of non-consolidated partnerships results from recognition of $1.7 million of earnings from the Grays Ferry Cogeneration Partnership.

Operating Expenses

     Fuel and consumables' costs were $16.6 million in the second quarter compared with $20.0 million last year. This decrease was due to the lower level of thermal energy revenues at systems principally located in the Northeast, the outage at the Nassau plant and savings realized from the purchase of a fuel management contract in 1997.

     Production and operating costs increased 11% to $12.1 million in the second quarter due mainly to the inclusion of production and operating costs for Trigen-BioPower.

     Depreciation expense was $4.4 million compared with $3.5 million in 1997. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

     General and administrative expenses were up $4.1 million in the quarter due primarily to a $2.0 million increase in insurance and employee-related costs and to the inclusion of general and administrative expenses for Trigen-BioPower.

Interest Expense

     Interest expense increased $1.2 million to $5.8 million in the second quarter reflecting the increased level of borrowing, primarily the $44.1 million of borrowings under the Company's credit facility to finance the Trigen-BioPower acquisition.

Other Income, Net

     The $3.9 million increase in other income, net in the second quarter results from gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement. The agreements for the sale of nitrogen oxide emissions allowances anticipate that regulations establishing a nitrogen oxide emissions allowances trading system will be established by the United States Environmental Protection Agency (the "EPA") for an area which includes the States where the subject nitrogen oxide emissions allowances will be used. In the event that the EPA fails to adopt such regulations, these sales may be rescinded.

Income Taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for the second quarter of 1998 and 1997 was 43.0% and 41.0%, respec-tively.

     Six months ended June 30, 1998 compared with six months ended June 30, 1997.

Overview
--------
     For the six months ended June 30, 1998, the Company reported earnings before extraordinary item of $4.2 million or $.35 per diluted share. This compared with $2.9 million and $.24 per diluted earnings per share last year. Operating income was $15.9 million on revenues of $125.7 million in the first six months of 1998 compared with operating income of $14.8 million on revenues of $131.6 million in 1997. The operating margin was 12.7% in 1998 compared with 11.2% in 1997. Trigen-BioPower contributed $8.3 million in revenues and $1.9 million in operating income to operating results for the six months ended
June 30, 1998.

Revenues

     Revenues of $125.7 million were down $5.9 million or 4% from 1997. Thermal energy sales were down $3.2 million to $97.3 million and electric energy sales were down $5.4 million to $20.2 million. The decline in thermal energy sales was due principally to the mild winter weather, particularly in the Northeast, that adversely impacted our energy systems in Baltimore, Boston, Philadelphia and St. Louis. The decline in thermal energy sales was partially offset by the $8.3 million revenue contribution of Trigen-BioPower. Electric energy sales were down as a result of the Nassau plant being taken off line by the local utility, as permitted under the contract, for a longer period of time in 1998 than in 1997. Also in 1998, this facility was taken off line for 22 days for major overhaul work. The increase in earnings /(losses) of non-consolidated partnerships results from recognition of $2.7 million of earnings from the Grays Ferry Cogeneration Partnership.

Operating Expenses

     Fuel and consumables' costs were $51.5 million in 1998 compared with $66.5 million last year. This decrease reflects the lower level of energy revenues at systems primarily located in the Northeast, the outages at the Nassau plant and savings realized from the purchase of a fuel management contract in 1997.

     Production and operating costs increased 8% to $27.1 million due mainly to the inclusion of production and operating costs for Trigen-BioPower.

     Depreciation expense was $9.9 million compared with $8.3 million last year. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

     General and administrative expenses increased $4.2 million in the first six months of 1998 due primarily to a $2.0 million increase in insurance and employee-related costs and to the inclusion of general and administrative expenses for Trigen-BioPower.

Interest Expense

     Interest expense increased $2.4 million to $11.6 million in 1998 due to the increased level of borrowing, primarily the $44.1 million of borrowings to finance the Trigen-BioPower acquisition.

Other Income, Net

     The $3.7 million increase in other income, net results from gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

Income Taxes

     The Company's effective tax rate was 43% for the first six months of 1998 compared with 41% last year.

Extraordinary Item

     The Company incurred an extraordinary charge of $.3 million, net of a $.2 million income tax benefit, in the first quarter of 1998 in connection with the early retirement of debt.

Liquidity and Financial Position

     Cash and cash equivalents were $17.1 million at June 30, 1998, an increase of $3.4 million from year-end 1997. Working capital was $4.3 million compared with a negative $2.1 million at December 31, 1997. At June 30, 1998, receivables were down 23% to $35.2 million and inventories decreased 6% to $6.6 million from the balances at the end of 1997. Accounts payable was down $6.3 million to $3.8 million, and accrued expenses and other current liabilities were up $7.6 million to $29.1 million at June 30, 1998. The Company's working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     During the first six months of 1998, the Company generated $24.6 million of cash from operating activities compared with $22.5 million last year. The improvement was due to the cash generated by Trigen-BioPower and improved net earnings. During the first six months of 1998, the Company acquired Trigen-BioPower for $44.1 million, invested $20.1 million in capital expenditures and $1.0 million in partnership investments, and paid dividends of $.9 million to shareholders and $1.6 million to minority interests. These expenditures were financed by the cash generated from operating activities and by $46.3 million of net new borrowings.

     Total debt was $335.7 million at June 30, 1998 compared with $285.1 million at the end of 1997. The $50.6 million increase in debt includes $4.3 million of Trigen-BioPower debt assumed in the acquisition. In February 1998, $14.4 million of Trigen-Nassau bonds, with a fixed tax-exempt rate of 7.75%, were refinanced by a new issue of variable rate demand tax-exempt bonds. This refinancing resulted in an extraordinary charge of $.3 million, net of a $.2 million income tax benefit.

     During the first six months of 1998, stockholders' equity increased $3.5 million to $149.0 million at June 30, 1998. This increase reflects $3.9 million of net earnings, $.4 million of amortization of unearned compensation related to restricted shares and $.1 million from the issuance of common stock, net of stock purchases, offset by $.9 million of dividend payments to shareholders.
For the six month period ended June 30, 1998, 47,000 shares of common stock were purchased for the treasury at a cost of $.8 million.

     Reference is made to Note 6 of the Notes to Consolidated Financial Statements with respect to legal proceedings involving the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Part II - Other Information

Item 1.   Legal Proceedings.
          ------------------
     Reference is made to Note 6 of the Notes to Consolidated Financial State-ments with respect to legal proceedings involving the Company, which was reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ending March 31, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The annual meeting of security holders was held in Baltimore, Maryland on May 13, 1998. The security holders voted, as recommended by management, for the election to the Board of Directors of Mr. Richard E. Kessel (10,385,533 votes for and 28,639 votes withheld).

Item 6.   Exhibits and Reports on Form 8-K.

(a) The following exhibit is filed as part of this report:

27*       Financial Data Schedule

(b) The following reports on Form 8-K were filed during the three months ended June 30, 1998.

               Item 4.  Change in Registrant's Certifying
                        Accountant, Amendment No. 3, April 7, 1998
               Item 4.  Change in Registrant's Certifying
                         Accountants, May 13, 1998

               *    Filed herewith.

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


                              TRIGEN ENERGY CORPORATION



                              /s/  Daniel J. Samela
                              ------------------------------
                                   Daniel J. Samela
                                   Controller


                              /s/  Steven T. Ward
                              ------------------------------
                                   Steven T. Ward
                                   Treasurer


Date:     August 13, 1998