Form 10-Q
period 1998-09-30
TRIGEN ENERGY CORP
filed 1998-11-17
CIK 925655

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                    ------------------------

                         FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998


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

               ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X          No
                   -----           ------

There were 12,301,399 shares of the Registrant's Common Stock outstanding as of November 12, 1998.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                         INDEX TO FORM 10-Q

                    Quarter Ended September 30, 1998


Part I - Financial Information:                               Page

Item 1.   Financial Statements

Consolidated Statements of Operations for the Three and
   Nine Months Ended September 30, 1998 and 1997 (Unaudited)          3

Consolidated Balance Sheets as of September 30, 1998
   (Unaudited) and December 31, 1997                             4

Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 1998 and 1997 (Unaudited)                 5

Notes to Consolidated Financial Statements (Unaudited)           6

Item 2.   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                          10

Item 3.Quantitative and Qualitative Disclosures About
  Market Risk                                                        13

Part II - Other Information:                                    14

Signatures:                                                     15


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

Part I - Financial Information
Item 1.  Financial Statements

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 1998 and 1997
                         Unaudited
               (In thousands, except per share data)

                                   Three Months      Nine Months
                              ------------------  ----------------
                               1998     1997     1998     1997
                               ----     ----     ----     ----
Revenues
   Thermal energy             $35,300  $28,753   $132,578 $129,206
   Electric energy             11,001   10,247     31,210   35,809
   Equity in earnings/(losses)
      of non-consolidated
      partnerships              1,598     (456)     3,624  (1,150)
   Fees earned and other
      revenues                  2,940    4,480      9,133   10,787
                              -------   -------   --------  ------
       Total revenues          50,839   43,024    176,545  174,652
                              -------   ------    -------  -------
Operating expenses
   Fuel and consumables        16,782   15,022     68,309   81,499
   Production and operating
costs                          12,032    9,767     39,170   34,840
   Depreciation                      4,388     3,353     14,307  11,643
   General and administrative   9,311     8,363     30,529  25,400
                              -------   -------   --------  --------
      Total operating expenses      42,513    36,505    152,315 153,382
                              -------   -------   --------  --------
Operating income                8,326     6,519     24,230  21,270
Other income (expense)
     Interest expense         ( 6,046)  ( 4,798)  (17,613)(13,924)
     Other income, net            332       184     4,931    1,049
                              -------   -------   --------  ------
Earnings before minority
   interests, income taxes and
   extraordinary item           2,612     1,905     11,548   8,395
Minority interests in earnings
   of subsidiaries                799     1,316      2,374   2,845
                              -------   -------   --------  ------
Earnings before income taxes and
   extraordinary item           1,813       589      9,174   5,550
Income taxes                      780       241      3,945   2,275
                              -------   -------   --------  ------
Earnings before extraordinary
item                            1,033       348      5,229   3,275
Extraordinary loss from
   extinguishment of debt,
   net of tax benefit              --        --       (299)     --
                              -------   -------   --------  ------
Net earnings                  $ 1,033   $   348   $  4,930  $3,275
                              -------   -------   --------  ------
Basic earnings per common share
     Before extraordinary item     $  .09    $   .03   $    .44  $  .27
     Extraordinary loss            --        --       (.03)     --
                              -------   -------   --------  ------
     Net earnings             $   .09   $   .03   $    .41  $  .27
                              -------   -------   --------  ------
Diluted earnings per common share
     Before extraordinary item     $   .09   $   .03   $    .44  $  .27
     Extraordinary loss            --        --       (.03)     --
                              -------   -------   --------  ------
     Net earnings             $   .09   $   .03   $    .41  $  .27
                              -------   -------   --------  ------
Average shares outstanding -
basic                          11,999    12,017     12,010  12,005
                              -------   -------   --------  ------
Average shares outstanding -
diluted                        11,999    12,113     12,011  12,135
                              -------   -------   --------  ------

     See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                              Unaudited
                    (In thousands, except share data)


                                        September 30, December 31,
                                            1998          1997
                                        -------------  -----------
Assets
Current assets
   Cash and cash equivalents            $ 13,108       $ 8,967
   Accounts receivable
     Trade (less allowance for doubtful
       Accounts of $1,278 in 1998 and
       $1,074 in 1997)                    24,243         34,866
     Other                                 7,846         10,815
                                        --------       --------
     Total accounts receivable                 32,089         45,681
   Inventories                             7,150          7,054
   Prepaid expenses and other
     current assets                        8,622          7,985
                                        --------       --------
     Total current assets                      60,969         69,687
Restricted cash and cash equivalents       4,647          4,726
Property, plant and equipment, net       433,739        388,448
Investment in non-consolidated
   partnerships                                24,065         19,560
Intangible assets, net                    50,825         21,454
Deferred costs and other assets, net      23,630         22,094
                                        --------       --------
     Total assets                       $597,875       $525,969
                                        --------       --------
Liabilities and Stockholders' Equity
Current liabilities
   Short-term debt                      $ 10,350       $ 14,200
   Current portion of long-term debt      15,875         14,499
   Accounts payable                        3,523         10,053
   Accrued fuel                                 9,372         11,545
   Accrued expenses and other current
     liabilities                          24,432         21,485
                                        --------       --------
     Total current liabilities                 63,552         71,782
Long-term debt                           337,251        256,361
Other liabilities                          5,094          4,786
Deferred income taxes                     38,204         31,237
                                        --------       --------
     Total liabilities                   444,101        364,166

Minority interests in subsidiaries         4,643         16,321

Stockholders' equity
   Preferred stock-$.01 par value,
     authorized and unissued
15,000,000 shares                            --              --
   Common stock-$.01 par value,
authorized 60,000,000 shares,
issued 12,417,934 shares      in 1998
and 12,070,162 shares in 1997                124            121
   Additional paid-in capital            120,843        114,157
   Retained earnings                           35,518         31,881
   Unearned compensation - restricted
stock                                     (5,581)            --
   Cumulative translation adjustment         351            296
   Treasury stock, at cost, 139,497
shares in      1998 and 45,500 shares
in 1997                                   (2,124)          (973)
                                        --------       --------
     Total stockholders' equity          149,131        145,482
                                        --------       --------
     Total liabilities and stockholders'
        Equity                          $597,875       $525,969
                                        --------       --------

     See accompanying notes to consolidated financial statements.

                 TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1998 and 1997
                                Unaudited
                              (In thousands)
                                            1998           1997
                                        ------------   ---------
Cash flows from operating activities
Net earnings                            $  4,930       $  3,275
     Reconciliation of net earnings to cash
        provided by operating activities
     Extraordinary item                      299             --
     Depreciation and amortization        18,251         14,387
     Deferred income taxes                   199            256
     Provision for doubtful accounts         339            565
     Minority interests in subsidiaries    2,374          2,845
     Changes in assets and liabilities
     Accounts receivable                  13,257         12,685
     Inventories and other current assets    187           (186)
     Accounts payable and other current
   liabilities                            (7,502)       (11,572)
     Non-current assets and liabilities   (3,371)       ( 4,518)
                                        --------       ---------
     Net cash provided by operating
   Activities                             28,963         17,737
                                        --------       --------
Cash flows from investing activities
     Acquisitions                        (65,350)           --
     Capital expenditures                     (28,709)       (22,609)
     Purchase of a fuel management
   agreement and related inventory            --         (8,871)
     Proceeds on a sale of property,
   plant and equipment                        --          3,000
     Investment in non-consolidated
   Partnerships                                  (979)        (5,582)

                                        --------       --------
     Net cash used in investing
   Activities                            (95,038)       (34,062)
                                        --------       --------
Cash flows from financing activities
     Short-term debt, net                      (3,850)       (11,900)
     Proceeds of long-term debt          110,100         65,387
     Payments of long-term debt          (32,123)       (37,979)
     Dividends paid                       (1,293)        (1,261)
     Issuance of common stock, net          (608)         1,162
     Distribution to minority interests   (2,089)        (3,544)
                                        --------       --------
     Net cash provided by financing
   Activities                             70,137         11,865
                                        --------       --------
Cash and cash equivalents
     Increase (decrease)                   4,062         (4,460)
     At beginning of period               13,693         25,276
                                        --------       --------
     At end of period                   $ 17,755       $ 20,816
                                        --------       --------
     Current                              13,108       $ 16,074
     Restricted                                 4,647          4,742
                                        --------       --------
     At end of period                   $ 17,755       $ 20,816
                                        --------       --------
Supplemental disclosure of cash flow
   information
     Cash paid during the period for
        Interest                        $ 16,005       $ 12,556
                                        --------       --------
        Income taxes                            1,629          2,548
                                        --------       --------

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

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 and cash flows for the nine month period ended September 30, 1998, are not indicative of those to be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application of SOP 98-5 is encouraged in fiscal years for which annual financial statements have not yet been issued. The Company is in the process of evaluating the impact SOP 98-5 will have on the Company's results of operations and financial condition.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting FAS 133.

3.   Supplementary Income Information

     Included in other income, net for the nine months ended September 30, 1998, were gains of $2,102,000 from the sale of nitrogen oxide emission allowances and $1,678,000 from an insurance settlement, which were recorded during the second quarter of 1998.

4.   Extraordinary Item

     The Company incurred an extraordinary charge during the first quarter of $299,000, net of a tax benefit of $161,000, in the nine months ended September 30, 1998, in connection with the early retirement of debt.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)

5.   Acquisitions

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

          Current assets                          $   3,325
          Property, plant and equipment              32,265
          Intangibles                                11,687
          Costs in excess of net assets acquired     10,398
          Current liabilities                       ( 2,147)
          Long-term debt                            ( 4,290)
          Other liabilities                         ( 7,138)
                                                  ---------
          Total purchase price                          $ 44,100
                                                  ---------

     The following pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 1997 and the nine months ended September 30, 1998 as if the acquisition had occurred at the beginning of the years presented (in thousands, except per share data):

     Three Months
                                 Ended       Nine Months Ended
                              September 30,  September 30,
                              -------------  -----------------
                                   1997      1998      1997
                              -------------  -----------------
     Revenues                 $  47,451      $177,682  $188,515
     Earnings before
       extraordinary item                249         5,299     3,502
     Diluted earnings per common share -
     before extraordinary item           .02           .44       .29

     The pro forma results included certain adjustments for depreciation expense as a result of a step up in the basis of property, plant and equipment and an increase in the remaining useful lives, amortization expense as a result of goodwill and other intangible assets and interest expense on borrowings to finance the acquisition. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been made at the beginning of the years presented, or of results which may occur in the future.

     On September 23, 1998, the Company purchased for $21.3 million an additional 48% interest in the Trigen-Nations Energy Company Limited Partnership from Nations Energy Corporation. This limited partnership owns the energy production assets in service to Coors Brewing Company in Golden Colorado. The excess of purchase price over the net assets purchased was $9.5 million and will be amortized over a period not exceeding 32 years. This purchase increases the Company's investment in Trigen-Nations Energy Company to 99%.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                         (Unaudited)

6.   Legal Proceeding

     On April 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., Cogen America Schuylkill Inc. (formerly NRGG Schuylkill Cogeneration Inc.) and Trigen-Philadelphia Energy Corporation commenced an action against PECO Energy Company ("PECO") and Adwin (Schuylkill) Cogeneration, Inc. in the Pennsylvania Court of Common Pleas of Philadelphia County (the "Court"). Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. At September 30, 1998, the Company had an investment of $16.2 million in the Partnership, representing a one third interest in the Partnership through its wholly owned subsidiary, Trigen-Schuylkill Cogeneration, Inc. Cogen America Schuylkill Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two thirds interests in the Partnership. Adwin (Schuylkill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO. In addition, at September 30, 1998, the Company had a receivable of $2.2 million due from the Partnership. Included in the Company's earnings before income taxes for the three months and nine months ended September 30, 1998 were the Company's share of Partnership earnings of $1.5 million and $4.2 million, respectively, and fees earned from the Partnership of $.7 million and $2.1 million, respectively. This compared to fees earned from the Partnership of $.2 million and $.6 million in the three months and nine months ended September 30, 1997.

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

     On May 6, 1998, the Court issued a preliminary injunction against PECO which requires PECO to pay the Partnership for its electric energy and capacity at the rates set forth in the Power Purchase Agreement and otherwise to specifically perform in accordance with the Power Purchase Agreement. The preliminary injunction will remain in effect until the Court renders its decision after the final hearing of this matter. The final hearing is currently scheduled to occur in March of 1999. On July 7, 1998, PECO withdrew its appeal of the preliminary injunction.

     The Chase Manhattan Bank has issued notices of default to the Partnership under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent, and certain other commercial banks (collectively the "Banks"). The Partnership's debt under the Credit Agreement of $102.6 million is secured only by the Partnership assets and the partners' ownership interests in the Partnership. The Banks have not accelerated the debt owing under the Credit Agreement nor charged default interest charges against the Partnership, although the Banks could take these actions in the future. The Partnership recorded default interest of $1.1 million
through September 30, 1998.   The Banks have required to date, and may require
in the future, the Partnership to apply available cash held by Partnership (net of operating expenses, other than certain payments to affiliates, and expenses required to complete construction) toward repayment of the principal amount of the loans outstanding. On September 4, 1998, the Banks filed their own complaint against PECO with the Court. Among other things, the Banks are seeking a declaration that PECO's termination of the Power Purchase Agreement was wrongful.

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

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                              (Unaudited)


7.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires disclosure of all items recognized under accounting standards as components of comprehensive income. Following are the Company's components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 (in thousands).

                           Three Months Ended    Nine Months Ended
                               September 30,      September 30,
                            1998         1997     1998        1997
                             ----------------     -   -----------------
   Net earnings                  $ 1,033        $   348     $ 4,930  $ 3,275
   Other comprehensive income
     Cumulative translation
       adjustment                36            --           55       39
                            -------        ------     --------   ------
     Comprehensive income   $ 1,069        $  348      $ 4,985   $3,314
                            -------        -------          -------   ------

Item 2.   Management's Discussion and Analysis of Financial
Condition      and Results of Operations

Results of Operations
Three Months ended September 30, 1998 compared with Three Months ended September 30, 1997.

Overview

     For the quarter ended September 30, 1998, the Company reported earnings before extraordinary item of $1.0 million or $.09 per diluted share. This compared with $.3 million and $.03 of diluted earnings per share in the third quarter of 1997. Revenues were $50.8 million in the third quarter compared with $43 million last year. Operating income was $8.3 million and operating margin was 16.4% in the third quarter of 1998 compared with operating income of $6.5 million and operating margin of 15.2% in the like quarter last year. Operating results for 1998 include those of the newly acquired Trigen-BioPower from January 22, 1998, the date of acquisition. Trigen-BioPower contributed $4.6 million in revenues and $.7 million in operating income to third quarter operating results. A significant portion of the Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

Revenues

     Revenues of $50.8 million were up $7.8 million from the third quarter of 1997. Thermal energy sales increased $6.5 million reflecting the $4.6 million revenue contribution by Trigen-BioPower. The increase in earnings/(losses) of non-consolidated partnerships reflects the recognition of $1.5 million of earnings from the Grays Ferry Cogeneration partnership. Fees earned and other revenues declined $1.5 million, primarily reflecting the absence of revenues associated with the sale of natural gas pipeline in the third quarter 1997.

Operating Expenses

     Fuel and consumables' costs were $16.8 million in the third quarter compared with $15.0 million last year. As a percent of revenues, fuel and consumables' costs were 33% in the third quarter 1998 compared to 34.9% last year.

     Production and operating costs increased 23% to $12.0 million in the third quarter due mainly to the inclusion of production and operating costs related to Trigen-BioPower.

     Depreciation expense was $4.4 million compared with $3.4 million in 1997. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

     General and administrative expenses increased 11% in the quarter to $9.3 million due primarily to the inclusion of general and administrative expenses for Trigen-BioPower.

Interest Expense

     Interest expense increased $1.2 million to $6.0 million in the third quarter reflecting the increased level of borrowing, primarily due to financing the Trigen-BioPower acquisition.

Income Taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for the third quarter of 1998 and 1997 was 43.0% and 41.0%, respectively.

     Nine months ended September 30, 1998 compared with Nine months ended September 30, 1997.

Overview

     For the nine months ended September 30, 1998, the Company reported earnings before extraordinary item of $5.2 million or $.44 per diluted share. This compared with $3.3 million and $.27 per diluted earnings per share last year. Operating income was $24.2 million on revenues of $176.5 million in the first nine months of 1998 compared with operating income of $21.3 million on revenues of $174.7 million in 1997. Operating margin was 13.7% in 1998 compared with
12.2 % in 1997. Trigen-BioPower contributed $12.9 million in revenues and $2.6 million in operating income to operating results for the nine months ended September 30, 1998.

Revenues

     Revenues of $176.5 million exceeded prior year by $1.9 million. Thermal energy sales increased $3.4 million to $132.6 million, primarily reflecting Trigen-BioPower's $12.9 million contribution to 1998 revenues. This contribution was partially offset by a decline in thermal energy sales at our energy systems in Baltimore, Boston, Philadelphia, and St. Louis due principally to the mild winter weather. Electric energy sales were down as a result of the Nassau plant being taken off line by the local utility, as permitted under the contract, for a longer period of time in 1998 than in 1997. Also in 1998, this facility was taken off line for 22 days for major overhaul work. Equity in earnings/(losses) of non-consolidated partnerships increased $4.8 million, primarily due to the inclusion of earnings from the Grays Ferry Cogeneration partnership. Fees earned and other revenues declined $1.7 million, primarily reflecting the absence of revenues associated with the sale of a natural gas pipeline in 1997.

Operating Expenses

     Fuel and consumables' costs were $68.3 million in 1998 compared with $81.5 million last year. This decrease reflects the lower level of energy revenues at systems primarily located in the Northeast, the outages at the Nassau plant and savings realized from the purchase of a fuel management contract in 1997.

     Production and operating costs increased 12.4% to $39.2 million due mainly to the inclusion of production and operating costs for Trigen-BioPower.

     Depreciation expense was $14.3 million compared with $11.6 million last year. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

     General and administrative expenses increased $5.1 million in the first nine months of 1998 due primarily to a $2.0 million increase in insurance and employee-related costs and to the inclusion of general and administrative expenses for Trigen-BioPower.

Interest Expense

     Interest expense increased $3.7 million to $17.6 million in 1998 due to the increased level of borrowing, primarily due to financing the Trigen-BioPower acquisition.

Other Income, Net

     The $3.9 million increase in other income, net results from gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement during 1998.

Income Taxes

     The Company's effective tax rate was 43% for the first nine months of 1998 compared with 41% last year.

Extraordinary Item

     The Company incurred an extraordinary charge of $.3 million, net of a $.2 million income tax benefit, in the first quarter of 1998 in connection with the early retirement of debt.

Liquidity and Financial Position

     Cash and cash equivalents were $17.8 million at September 30, 1998 (which included $4.6 million of restricted cash and cash equivalents), an increase of $4.1 million from year-end 1997. Working capital was a negative $2.6 million compared with a negative $2.1 million at December 31, 1997. At September 30, 1998, receivables were down 30% to $32.1 million while inventories increased slightly to $7.2 million from the balances at the end of 1997. Accounts payable decreased $6.5 million to $3.5 million, and accrued expenses and other current liabilities were up $2.9 million to $24.4 million at September 30, 1998. The Company's working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     During the first nine months of 1998, the Company generated $29.0 million of cash from operating activities compared with $17.7 million last year. The improvement was primarily due to the cash generated by Trigen-BioPower. During the first nine months of 1998, the Company acquired Trigen-BioPower for $44.1 million, and an additional 48% interest in Trigen-Nations for $21.3 million, invested $28.7 million in capital expenditures and $1.0 million in partnership investments, and paid dividends of $1.3 million to shareholders and $2.1 million to minority interests. These expenditures were financed by the cash generated from operating activities and by $74.1 million of net new borrowings.

     Total debt was $363.5 million at September 30, 1998, compared with $285.1 million at the end of 1997. The $78.4 million increase in debt includes $4.3 million of Trigen-BioPower debt assumed in the acquisition. In February 1998, $14.4 million of Trigen-Nassau bonds, with a fixed tax-exempt rate of 7.75%, were refinanced by a new issue of variable rate demand tax-exempt bonds. This refinancing resulted in an extraordinary charge of $.3 million, net of a $.2 million income tax benefit.

     During the first nine months of 1998, stockholders' equity increased $3.6 million to $149.1 million at September 30, 1998. This increase reflects $4.9 million of net earnings, $.6 million of amortization of unearned compensation related to restricted shares, offset by $1.3 million of dividend payments to shareholders and the purchase of 113,879 shares of common stock for the treasury at a cost of $1.5 million.

     Reference is made to Note 6 of the Notes to Consolidated Financial Statements with respect to legal proceedings involving the Company.

Year 2000 Date Conversion

     An issue affecting the Company and others is the inability of many computer systems and applications to process the year 2000 ("Y2K") and beyond. To address this problem, the Company has developed a plan that divides direction for Y2K preparedness into four responsibility areas. These areas are Plant Production Compliance, Plant Non-Production Compliance, Desktop Systems and Corporate Systems.

     Plant Production Compliance includes primary plant systems that produce steam, chilling and hot water, electricity and other forms of energy. A plan to upgrade all non-compliant software and hardware has been underway since 1996. The Company anticipates that all primary plant systems will be compliant by the third quarter of 1999.

     Plant Non-Production Compliance includes Y2K issues related to telecommunications hardware, climate control systems, security systems, elevators, parking controls, and related systems. Generally, these systems achieve 100% compliance with minor hardware upgrades or chip replacements from original parts manufacturers. Currently, approximately 85% of all plant non-production systems are compliant. The Company anticipates that all non-production systems will be compliant by March 1999.

     The Company anticipates all desktop systems to be compliant by September 1999 and Corporate Systems, which includes financial and billing systems, to be compliant by August 1999. The Company is in the process of evaluating the best method of upgrading its systems to achieve compliance.

     The Company estimates the total external cost to achieve Y2K compliance to be $1 million for the years 1997 through 1999. The Company believes it is staffed sufficiently to address all Y2K issues.

     The Company purchases raw material from key vendors to produce energy. These vendors include major natural gas, electricity, and water utilities, fuel oil and chemical distributors and coal producers. The Company will continue to survey its key vendors to determine their Y2K compliance. At this time, the Company does not expect any material disruption in services from vendors due to Y2K issues. The Company is, however, dependent in part, upon the ability of its vendors to be Y2K compliant.

     The Company's Y2K efforts are ongoing and its overall plan, as well as consideration of contingency plans, will continue to evolve as new information becomes available. At this time, the Company does not expect any major interruption of its business activities due to Y2K issues. However, the Company is unable to estimate the ultimate effect Y2K risks will have on its operating results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Part II - Other Information

Item 1.   Legal Proceedings.

     Reference is made to Note 6 of the Notes to Consolidated Financial Statements with respect to legal proceedings involving the Company.

Item 5.   Other Information

     Effective August 3, 1998, the Board of Directors of the Company appointed Martin S. Stone as Vice President and Chief Financial Officer of the Company.

Item 6.   Exhibits and Reports on Form 8-K

(a)  The following exhibit is filed as part of this report:

     10.33*    Form of Incentive Stock Option Agreement between
               Trigen and Thomas R. Casten, Richard E. Kessel,
               Eugene E. Murphy, Steven      G. Smith and Richard S.
               Strong
     10.34*    Form of Incentive Stock Option Agreement between
               Trigen and Martin S. Stone
     27*       Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended September 30, 1998.


-------------------------
* Filed herewith.

                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIGEN ENERGY CORPORATION



                              /s/  Martin S. Stone
                              ------------------------------------
                                   Martin S. Stone
                                   Vice President, Finance and
                                   Chief Financial Officer


                              /s/  Daniel J. Samela
                              ------------------------------------
                                   Daniel J. Samela
                                   Controller



Date:     November 16, 1998