Form 10-Q/A
period 1998-03-31
TRIGEN ENERGY CORP
filed 1999-03-29
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                          ----------------------
                                FORM 10-Q/A
[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the quarterly period ended March 31, 1998

                                OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from           to

                   Commission File No. 1-13264

                    TRIGEN ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

       Delaware                                          13-3378939
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                     Identification Number)

      One Water Street
    White Plains, New York                               10601-1009
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

                        INDEX TO FORM 10-Q
                   Quarter Ended March 31, 1998
                                                                           Page
Explanatory Note..............................................................3

Part I - Financial Information:

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three Months
          Ended March 31, 1998 and 1997 (Unaudited)...........................4

     Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
          and December 31, 1997...............................................5

     Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1998 and 1997 (Unaudited)...........................6

     Notes to Consolidated Financial Statements (Unaudited)...................7

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................10

     Item 3.Quantitative and Qualitative Disclosures About Market Risk.......11

Part II - Other Information:.................................................12

Signatures:..................................................................13


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

                                EXPLANATORY NOTE

As of January 1, 1998 the Company has changed its accounting policy for interim reporting for certain operating costs from an average costing method to an actual costing method. This amended report consisting of revised Items 1 and 2 of Part I of the quarterly report on Form 10-Q reflects the effects of that change in accounting policy. Information not affected by that change in accounting policy is repeated herein without amendment. Information contained in this amendment should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company believes that the use of an actual costing methodology better reflects the results of its operations and conforms internal and external reporting of such results. This change affects interim quarterly reporting only and has no effect on an annual basis for the years ended December 31, 1998 and 1997 or any prior years.

Part I -  Financial Information

Item 1.  Financial Statements



               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1998 and 1997
                                Unaudited
                 (In thousands, except per share data)

                                                          1998      1997
                                                          ----      ----
Revenues
  Thermal energy                                          $60,210   $66,324
  Electric energy                                          11,329    14,088
  Equity in earnings of non-consolidated partnerships         703       110
  Fees earned and other revenues                            2,670     2,999
                                                          -------   -------
     Total revenues                                        74,912    83,521
Operating expenses
  Fuel and consumables                                     31,439    41,263
  Production and operating costs                           13,298    12,044
  Depreciation                                              4,746     3,916
  General and administrative                                9,623     9,495
                                                          -------   -------
     Total operating expenses                              59,106    66,718

                                                          -------   -------

Operating income                                           15,806    16,803
Other income (expense)
  Interest expense                                         (5,741)   (4,478)
  Other income, net                                           286       422
                                                          -------   -------
Earnings before minority interests, income taxes and
  extraordinary item                                       10,351    12,747
Minority interests in earnings of subsidiaries                793       734
                                                          -------   -------
Earnings before income taxes and extraordinary item         9,558    12,013
Income taxes                                                4,110     4,926
                                                          -------   -------
Earnings before extraordinary item                          5,448     7,087
Extraordinary loss from extinguishment of debt,
  net of tax benefit                                         (299)        -
                                                          -------   -------
Net earnings                                              $ 5,149   $ 7,087
                                                          -------   -------
Basic earnings per common share
  Before extraordinary item                               $   .45   $   .59
  Extraordinary loss                                         (.03)        -
                                                          -------   -------
  Net earnings                                            $   .42   $   .59
                                                          -------   -------
Diluted earnings per common share
  Before extraordinary item                               $   .45   $   .59
  Extraordinary loss                                         (.03)        -
                                                          -------   -------
  Net earnings                                            $   .42   $   .59
                                                          -------   -------
Average shares outstanding - basic                         12,002    11,984
                                                          -------   -------
Average shares outstanding - diluted                       12,029    12,113
                                                           ------   -------

    See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)
                                                  March 31,      December 31,
                                                   1998          1997
                                                   -----         ----
                                                  (Unaudited)
Assets
Current assets
  Cash and cash equivalents                       $ 17,229       $  8,967
  Accounts receivable
     Trade (less allowance for doubtful accounts
       of $1,202 in 1998 and $1,074 in 1997)        34,156         34,866
     Other                                          10,357         10,815
                                                  --------       --------
     Total accounts receivable                      44,513         45,681
  Inventories                                        6,778          7,054
  Prepaid expenses and other current assets          7,868          7,985
                                                  --------       --------
     Total current assets                           76,388         69,687
Non-current cash and cash equivalents                4,698          4,726
Property, plant and equipment, net                 427,786        388,448
Investment in non-consolidated partnerships         20,230         19,560
Intangible assets, net                              42,842         21,454
Deferred costs and other assets, net                24,241         22,094
                                                  --------       --------
     Total assets                                 $596,185       $525,969
                                                  --------       --------

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                 $  6,700       $ 14,200
  Current portion of long-term debt                 15,059         14,499
  Accounts payable                                   6,390         10,053
  Accrued fuel                                      16,300         11,545
  Accrued expenses and other current liabilities    25,546         21,485
                                                  --------       --------
     Total current liabilities                      69,995         71,782
Long-term debt                                     315,749        256,361
Other liabilities                                    6,060          4,786
Deferred income taxes                               37,508         31,237
                                                  --------       --------
     Total liabilities                             429,312        364,166
Minority interests in subsidiaries                  16,465         16,321

Stockholders' equity
  Preferred stock-$.01 par value, authorized and
    unissued 15,000,000 shares                           -             -
  Common stock-$.01 par value, authorized 60,000,000
    shares, issued 12,393,959 shares in 1998 and
    12,070,162 shares in 1997                          124            121
  Additional paid-in capital                       120,580        114,157
  Retained earnings                                 36,599         31,881
  Unearned compensation - restricted stock          (5,756)             -
  Cumulative translation adjustment                    293            296
  Treasury stock, at cost, 72,279 shares in 1998 and
    45,500 shares in 1997                           (1,432)          (973)
                                                  --------       --------
     Total stockholders' equity                    150,408        145,482
                                                  --------       --------
     Total liabilities and stockholders' equity   $596,185       $525,969
                                                  --------       --------

   See accompanying notes to consolidated financial statements.

              TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1998 and 1997
                               Unaudited
                            (In thousands)
                                                         1998         1997
                                                         ----         ----
Cash flows from operating activities
  Net earnings                                           $ 5,149      $ 7,087
  Reconciliation of net earnings to cash provided
   by operating activities
    Extraordinary item                                       299            -
     Depreciation and amortization                         6,050        4,799
     Deferred income taxes                                  (497)        (651)
     Provision for doubtful accounts                         144          146
     Minority interests in subsidiaries                      793          734
     Changes in assets and liabilities
       Accounts receivable                                 3,429          932
       Inventories and other current assets                1,313        1,627
       Accounts payable and other current liabilities      3,167        3,202
       Noncurrent assets and liabilities                  (3,176)      (2,361)
                                                         -------      -------
       Net cash provided by operating activities          16,671       15,515
                                                         -------      -------

Cash flows from investing activities
  Acquisition of Power Sources, Inc.                     (44,100)           -
  Capital expenditures                                   (11,437)      (6,786)
                                                         -------      -------
       Net cash used in investing activities             (55,537)      (6,786)
                                                         -------      -------
Cash flows from financing activities
  Short-term debt, net                                    (7,500)      (1,300)
  Proceeds of long-term debt                              73,350        1,601
  Payments of long-term debt                             (17,692)      (2,959)
  Dividends paid                                            (431)        (420)
  Issuance of common stock, net                               23          930
  Distribution to minority interests                        (650)        (401)
                                                         -------      -------
       Net cash provided by (used in) financing
         activities                                       47,100       (2,549)
                                                         -------      -------

Cash and cash equivalents
  Increase                                                 8,234        6,180
  At beginning of period                                  13,693       25,276
                                                         -------      -------
  At end of period                                       $21,927      $31,456
                                                         -------      -------

  Current                                                $17,229      $19,321
  Non current                                              4,698       12,135
                                                         -------      -------
  At end of period                                       $21,927      $31,456
                                                         -------      -------

Supplemental disclosure of cash flow information
  Cash paid during the period for
       Interest                                          $ 5,261      $ 4,078
                                                         -------      -------
       Income taxes                                          870          661
                                                         -------      -------
          See accompanying notes to consolidated financial statements.

                 TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   Basis of Presentation

     Trigen Energy Corporation (the "Company"), develops, owns and operates commercial and industrial energy systems in the United States and Canada. The Company uses its expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity. The Company combines heat and power generation, producing electricity as a by product, for use in its facilities and for sale to customers.

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

2.   Change in Accounting Policy

      As of January 1, 1998, the Company has changed its accounting policy for interim reporting for certain operating costs from an average costing method to an actual costing method. The Company believes that use of an actual costing methodology better reflects the results of its operations and conforms internal and external reporting of such results. This change affects interim quarterly reporting only and has no effect on an annual basis for the years ended December 31, 1998 and 1997 or on any prior years. The accompanying financial statements reflect the use of the actual costing method for all periods presented.

3.   Extraordinary Item

      The Company incurred an extraordinary charge of $299,000, net of a tax benefit of $161,000, in the three months ended March 31, 1998 in connection with the early retirement of debt.

4.   Acquisition

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

              TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

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

     Current assets                                          $ 3,325
     Property, plant and equipment                            32,265
     Intangibles                                              11,687
     Costs in excess of net assets acquired                   10,398
     Current liabilities                                      (2,147)
     Long-term debt                                           (4,290)
     Other liabilities                                        (7,138)
                                                             -------
     Total purchase price                                    $44,100
                                                             -------
      The following pro forma summary presents the consolidated results of operations for the three months ended March 31, 1998 and 1997 as if the acquisition had occurred at the beginning of the years presented (in thousands, except per share data):

                                                   Three Months Ended
                                                        March 31,
                                                     ---------------
                                                     1998     1997
                                                     ----     ----
     Revenues                                        $76,049  $88,439
     Earnings before extraordinary item                5,518    7,382
     Diluted earnings per common share --
       before extraordinary item                         .45      .62

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

5.   Legal Proceeding

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

              TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

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

   On May 6, 1998, the Court issued a preliminary injunction against PECO which requires PECO to pay the Partnership for its electric energy and capacity at the rates set forth in the Power Purchase Agreement and otherwise to specifically perform the Power Purchase Agreement. On May 8, 1998, PECO filed an appeal of the preliminary injunction against PECO together with a request for a stay of the Court's order. Subject to the outcome of PECO's appeal and request for a stay, the preliminary injunction will remain in effect pending a final hearing on the matter.

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

6.   Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires disclosure of all items recognized under accounting standards as components of comprehensive income. Following are the Company's components of comprehensive income for the three months ended March 31, 1998 and 1997 (in thousands).
                                          1998      1997
                                          ----      ----
  Net earnings                            $5,149    $7,087
  Other comprehensive income
  Cumulative translation adjustment           (3)       39
                                          ------    ------
  Comprehensive income                    $5,146    $7,126
                                          ------    ------

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended March 31, 1998 compared with Three Months ended  March
31, 1997.


Overview
--------

   For the quarter ended March 31, 1998, the Company reported earnings before extraordinary item of $5.4 million or $.45 per diluted share. This compared with $7.1 million and $.59 of diluted earnings per share in the first quarter of 1997. Revenues were $74.9 million in the first quarter compared with $83.5 million last year. Operating income was $15.8 million and the operating margin was 21.1% in the first quarter of 1998 compared with operating income of $16.8 million and an operating margin of 20.1% in the like quarter last year. Operating results for 1998 include those of the newly acquired Trigen-BioPower from January 22, 1998, the date of acquisition. Trigen-BioPower contributed $3.7 million in revenues and $.02 in diluted earnings per share to first quarter operating results. A significant portion of the Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

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

Operating Expenses

     Fuel and consumables' costs were $31.4 million in the first quarter of 1998 compared with $41.3 million in 1997. This decrease was due to the lower level of energy revenues, lower fuel prices and savings realized from the purchase of a fuel management contract in 1997.

      Production and operating costs increased 10% to $13.3 million in the first quarter due to the inclusion of production and operating costs for Trigen-BioPower.

      Depreciation expense was $4.7 million compared with $3.9 million in 1997. The increase reflects the higher level of capital expenditures.

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

Liquidity and Financial Position

     Cash and cash equivalents were $21.9 million at March 31, 1998, an increase of $8.2 million from year end 1997. Working capital was $6.4 million compared with a negative $2.1 million at December 31, 1997. At March 31, 1998, receivables were down 3% to $44.5 million and inventories decreased 4% to $6.8 million from the balances at the end of 1997. Accounts payable were down $3.7 million to $6.4 million, accrued fuels increased by $4.8 million to $16.3 million and accrued expenses and other current liabilities were up $4.1 million to $25.5 million at March 31, 1998. The Company's working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

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

      During the first three months of 1998, stockholders' equity increased $4.9 million to $150.4 million at March 31, 1998. This increase reflects $5.1 million of net earnings and $.2 million of amortization of unearned compensation related to restricted shares, offset by $.4 million of dividend payments to shareholders.

     Reference is made to Note 4 of the Notes to Consolidated Financial Statements with respect to legal proceedings involving the Company.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Part II - Other Information

Item 6.   Exhibits

       (a)    The following exhibits are filed as part of this amendment:

              18   Letter re change in accounting policy

              27   Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIGEN ENERGY CORPORATION
                                   /s/  Martin S. Stone
                                   --------------------------------------
                                        Martin S. Stone
                                        Vice President Finance &
                                        Chief Financial Officer


                                   /s/  Daniel J. Samela
                                   --------------------------------------
                                        Daniel J. Samela
                                        Controller



Date:     March 29, 1999