Form 10-Q/A
period 1998-03-31
TRIGEN ENERGY CORP
filed 1999-03-29
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               ---------------

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

               --------------------------------------------------

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

Part I - Financial Information:

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three and
          Six Months Ended June 30, 1998 and 1997 (Unaudited).................4

     Consolidated Balance Sheets as of June 30 1998 (Unaudited)
          and December 31, 1997...............................................5

     Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1998 and 1997 (Unaudited)............................6

     Notes to Consolidated Financial Statements (Unaudited)...................7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................11

     Item 3.Quantitative and Qualitative Disclosures About Market Risk.......14

Part II - Other Information:.................................................15

Signatures: .................................................................16


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

                                EXPLANATORY NOTE

   As of January 1, 1998, the Company has changed its accounting policy for interim reporting for certain operating costs from an average costing method to an actual costing method. This amended report consisting of revised Items 1 and 2 of Part I of the quarterly report on Form 10-Q reflects the effects of that change in accounting policy. Information not affected by that change n accounting policy is repeated herein without amendment. Information contained in this amendment should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company believes that the use of an actual costing methodology better reflects the results of its operations and conforms internal and external reporting of such results. This change affects interim quarterly reporting only and has no effect on an annual basis for the years ended December 31, 1998 and 1997 or any prior years.

Part I -  Financial Information

Item 1.  Financial Statements

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended June 30, 1998 and 1997
                                     Unaudited
                      (In thousands, except per share data)
                                           Three Months       Six Months
                                         --------------     --------------
                                         1998      1997     1998     1997
                                         ----      ----     ----     ----
Revenues
  Thermal energy                         $37,068   $34,129  $97,278  $100,453
  Electric energy                          8,880    11,474   20,209    25,562
  Equity in earnings/(losses) of
   non-consolidated partnerships           1,323      (803)   2,026      (693)
  Fees earned and other revenues           3,523     3,307    6,193     6,306
                                         -------   -------  -------   -------
     Total revenues                       50,794    48,107  125,706   131,628
                                         -------   -------  -------   -------
Operating expenses
  Fuel and consumables                    18,800    22,588   50,239    63,851
  Production and operating costs          13,210    11,967   26,508    24,011
  Depreciation                             4,917     3,954    9,663     7,870
  General and administrative              11,595     7,542   21,218    17,037
                                         -------   -------  -------   -------
     Total operating expenses             48,522    46,051  107,628   112,769
                                         -------   -------  -------   -------

Operating income                           2,272     2,056   18,078    18,859
Other income (expense)
  Interest expense                        (5,826)   (4,647) (11,567)   (9,126)
  Other income, net                        4,313       442    4,599       865
                                         -------   -------  -------   -------
Earnings (losses) before minority interests,
  income taxes and extraordinary item        759    (2,149)  11,110    10,598
Minority interests in earnings of
  subsidiaries                               782       795    1,575     1,529
                                         -------   -------  -------   -------
Earnings (losses) before income taxes
  and extraordinary  item                    (23)   (2,944)   9,535     9,069
Income taxes                                 (10)   (1,208)   4,100     3,718
                                         -------   -------  -------   -------
Earnings (losses) before extraordinary item  (13)   (1,736)   5,435     5,351
Extraordinary loss from extinguishment of
  debt, net of tax benefit                     -         -     (299)        -
                                         -------   -------  -------   -------
Net earnings (losses)                    $   (13)  $(1,736) $ 5,136   $ 5,351
                                         -------   -------  -------   -------

Basic earnings per common share
    Before extraordinary item            $     -   $  (.14) $   .45   $   .45
    Extraordinary  loss                        -         -     (.03)        -
                                         -------   -------  -------   -------
    Net  earnings                        $     -   $  (.14) $   .42   $   .45
                                         -------   -------  -------   -------
Diluted earnings per common share
   Before extraordinary item             $     -   $  (.15) $   .45   $   .44
   Extraordinary loss                      -            -      (.03)        -
                                         -------   -------  -------   -------
   Net earnings (losses)                 $     -   $  (.15) $   .42   $   .44
                                         -------   -------  -------   -------
Average shares outstanding - basic        12,031    12,012   12,017    11,998
                                         -------   -------  -------   -------
Average shares outstanding - diluted      12,031    12,117   12,019    12,173
                                         -------   -------  -------   -------
    See accompanying notes to consolidated financial statements.

                 TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                       June 30,   December 31,
                                                       1998       1997
                                                      ---------   ----------
                                                      (Unaudited)
Assets
Current assets
  Cash and cash equivalents                             $ 12,431   $  8,967
  Accounts receivable
     Trade (less allowance for doubtful accounts
         of $1,371 in 1998 and $1,074 in 1997)            23,775     34,866
     Other                                                11,461     10,815
                                                        --------   --------
     Total accounts receivable                            35,236     45,681
  Inventories                                              6,641      7,054
  Prepaid expenses and other current assets                8,901      7,985
                                                        --------   --------
     Total current assets                                 63,209     69,687
Non-current cash and cash equivalents                      4,671      4,726
Property, plant and equipment, net                       431,766    388,448
Investment in non-consolidated partnerships               22,515     19,560
Intangible assets, net                                    42,054     21,454
Deferred costs and other assets, net                      23,789     22,094
                                                        --------   --------
     Total assets                                       $588,004   $525,969
                                                        --------   --------
Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                       $      -   $ 14,200
  Current portion of long-term debt                       15,471     14,499
  Accounts payable                                         3,778     10,053
  Accrued fuel                                            10,606     11,545
  Accrued expenses and other current liabilities          28,098     21,485
                                                        --------   --------
     Total current liabilities                            57,953     71,782
Long-term debt                                           320,173    256,361
Other liabilities                                          5,062      4,786
Deferred income taxes                                     38,207     31,237
                                                        --------   --------
     Total liabilities                                   421,395    364,166
                                                        --------   --------

Minority interests in subsidiaries                        16,348     16,321

Stockholders' equity
  Preferred stock-$.01 par value, authorized and
    Unissued 15,000,000 shares                                 -          -
  Common stock-$.01 par value, authorized 60,000,000
    shares, issued 12,417,934 shares in 1998 and
    12,070,162 shares in 1997                                124        121
  Additional paid-in capital                             120,857    114,157
  Retained earnings                                       36,154     31,881
  Unearned compensation - restricted stock                (5,557)         -
  Cumulative translation adjustment                          315        296
  Treasury stock, at cost, 88,965 shares in 1998
    and 45,500 shares in 1997                             (1,632)      (973)
                                                        --------   --------
     Total stockholders' equity                          150,261    145,482
                                                        --------   --------
     Total liabilities and stockholders' equity         $588,004   $525,969
                                                        --------   --------
          See accompanying notes to consolidated financial statements.

                TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1998 and 1997
                                Unaudited
                              (In thousands)

                                                            1998      1997
                                                            ----      ----
Cash flows from operating activities
  Net earnings                                              $ 5,136   $ 5,351
  Reconciliation of net earnings to cash provided
    by operating activities
     Extraordinary item                                         299         -
     Depreciation and amortization                           12,361     9,618
     Deferred income taxes                                      202       433
     Provision for doubtful accounts                            269       317
     Minority interests in subsidiaries                       1,575     1,529
     Changes in assets and liabilities
       Accounts receivable                                   10,181    11,931
       Inventories and other current assets                     417      (973)
       Accounts payable and other current liabilities        (2,347)   (4,326)
       Noncurrent assets and liabilities                     (3,457)   (1,334)
                                                            -------   -------
       Net cash provided by operating activities             24,636    22,546
                                                            -------   -------
Cash flows from investing activities
  Acquisition of Power Sources, Inc.                        (44,100)        -
  Capital expenditures                                      (20,133)  (13,947)
  Investment in non-consolidated partnerships                  (990)   (1,100)
                                                            -------   -------
       Net cash used in investing activities                (65,223)  (15,047)
                                                            -------   -------

Cash flows from financing activities
  Short-term debt, net                                      (14,200)  (18,500)
  Proceeds of long-term debt                                 84,850    43,978
  Payments of long-term debt                                (24,356)  (34,919)
  Dividends paid                                               (863)     (841)
  Issuance of common stock, net                                 115     1,292
  Distribution to minority interests                         (1,550)     (900)
                                                             -------   -------
       Net cash provided by (used in) financing activities   43,996    (9,890)
                                                             -------   -------
Cash and cash equivalents
  Increase (decrease)                                         3,409    (2,391)
  At beginning of period                                     13,693    25,276
                                                            -------   -------
  At end of period                                          $17,102   $22,885
                                                            -------   -------
  Current                                                   $12,431   $14,053
  Non current                                                 4,671     8,832
                                                            -------   -------
  At end of period                                          $17,102   $22,885
                                                            -------   -------
Supplemental disclosure of cash flow information
  Cash paid during the period for
       Interest                                             $10,606   $ 8,320
                                                            -------   -------
       Income taxes                                           1,421     2,264
                                                            -------   -------

          See accompanying notes to consolidated financial statements.

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

3.   Recent Accounting Pronouncement

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

4.   Supplementary Income Information

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

     Current assets                                         $ 3,325
     Property, plant and equipment                           32,265
     Intangibles                                             11,687
     Costs in excess of net assets acquired                  10,398
     Current liabilities                                     (2,147)
     Long-term debt                                          (4,290)
     Other liabilities                                       (7,138)

     Total purchase price                                   $44,100

      The following pro forma summary presents the consolidated results of operations for the three and six months ended June 30, 1997 and the six months ended June 30, 1998 as if the acquisition had occurred at the beginning of the years presented (in thousands, except per share data):

                                                 Three
                                                 Months
                                                Ended      Six Months Ended
                                                 June 30,      June 30,
                                                --------   ----------------
                                                  1997      1998      1997
                                                  ----      ----      ----

Revenues                                          $52,625   $126,843  $141,064
Earnings (losses) before extraordinary item        (1,705)     5,505     5,677
Diluted earnings (losses) per common share --
   before extraordinary item                         (.15)       .46       .47

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

7.   Legal Proceeding

      On April 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., Cogen America Schuykill Inc. (formerly NRGG Schuylkill Cogeneration Inc.) and Trigen-Philadelphia Energy Corporation commenced an action against PECO Energy Company ("PECO") and Adwin (Schuylkill) Cogeneration, Inc. in the Pennsylvania Court of Common Pleas of Philadelphia County (the "Court"). Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. At June 30, 1998, the Company had an investment of $14,705,000 in the Partnership, representing a one third interest in the Partnership through its wholly owned subsidiary, Trigen-Schuylkill Cogeneration, Inc. Cogen America Schuylkill, Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two thirds interests in the Partnership. Adwin (Schuylkill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO. In addition, at June 30, 1998 the Company had a receivable of $4,437,000 due from the Partnership. Included in the Company's earnings before income taxes for the three months and six months ended June 30, 1998 were the Company's share of Partnership earnings of $1,719,000 and $2,705,000, respectively, and fees earned from the Partnership of $1,024,000 and $1,452,000, respectively. This compared to fees earned from the Partnership of $175,000 and $325,000 in the three months and six months ended June 30, 1997.

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

      The Chase Manhattan Bank has issued notices of default to the Partnership related to defaults caused by PECO's actions under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent and certain other commercial banks (collectively the "Banks"). The debt under the Credit Agreement is secured only by the Partnership assets and the partners' ownership interests in the Partnership. While it is possible that the Company's investment and receivable could become impaired, at this time the Company does not believe that is likely. The Company believes that PECO's termination of the Power Purchase Agreement was wrongful and the Company intends to aggressively pursue the remedies available to it.

     Although the Banks have not accelerated the debt owing under the Credit Agreement, the Banks have required the Partnership to prepay approximately $6,000,000 of the loans outstanding from earnings of the Partnership which otherwise would have been distributable to its partners and/or payable as fees to the Company. The remaining balance of the loans outstanding was $106,929,000 as of July 31, 1998.

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

8.   Comprehensive Income

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

                                         Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                         ------------------    ----------------
                                          1998      1997       1998      1997
                                          ----      ----       ----      ----

  Net earnings (losses)                   $(13)     $(1,736)   $5,136    $5,351
  Other comprehensive income
  Cumulative translation adjustment         22            -        19        39
                                          ----      -------    ------    ------
  Comprehensive income (loss)             $  9      $(1,736)   $5,155    $5,390
                                          ----      -------    ------    ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended June 30, 1998 compared with Three Months ended June 30, 1997.

Overview
--------

     For the quarter ended June 30, 1998, the Company reported losses before extraordinary item of ($13) thousand or $0 per diluted share. This compared with losses of ($1.7) million and ($.15) of diluted earnings per share in the second quarter of 1997. Revenues were $50.8 million in the second quarter compared with $48.1 million last year. Operating income was $2.3 million and the operating margin was 4.5% in the second quarter of 1998 compared with operating income of $2.1 million and an operating margin of 4.3% in the like quarter last year. Operating results for 1998 include those of the newly acquired Trigen-BioPower from January 22, 1998, the date of acquisition. Trigen-BioPower contributed $4.6 million in revenues and $1.0 million in operating income to second quarter operating results. A significant portion of the Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.


Revenues

      Revenues of $50.8 million were up $2.7 million from the second quarter of 1997. Thermal energy sales increased $2.9 million reflecting the $4.6 million revenue contribution by Trigen-BioPower. A decline in units of thermal energy sold at systems in Baltimore, Philadelphia and St. Louis offset in part the higher thermal energy sales. Electric energy sales were $8.9 million, down $2.6 million from the like quarter in 1997. This decline was due to the trigeneration plant in Nassau County, New York being taken off line for 22 days during the second quarter for major overhaul work. The increase in earnings/(losses) of non-consolidated partnerships results from recognition of $1.7 million of earnings from the Grays Ferry Cogeneration Partnership.

Operating Expenses

      Fuel and consumables' costs were $18.8 million in the second quarter compared with $22.6 million last year. This decrease was due to the lower level of thermal energy revenues at systems principally located in the Northeast, the outage at the Nassau plant and savings realized from the purchase of a fuel management contract in 1997.

      Production and operating costs increased 10.4% to $13.2 million in the second quarter due mainly to the inclusion of production and operating costs for Trigen-BioPower.

      Depreciation expense was $4.9 million compared with $4.0 million in 1997. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

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

Income Taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for the second quarter of 1998 and 1997 was 43.0% and 41.0%, respectively.

     Six months ended June 30, 1998 compared with six months ended June 30, 1997.

Overview
--------

      For the six months ended June 30, 1998, the Company reported earnings before extraordinary item of $5.4 million or $.45 per diluted share. This compared with $5.4 million and $.44 per diluted earnings per share last year. Operating income was $18.1 million on revenues of $125.7 million in the first six months of 1998 compared with operating income of $18.9 million on revenues of $131.6 million in 1997. The operating margin was 14.4% in 1998 compared with 14.3% in 1997. Trigen-BioPower contributed $8.3 million in revenues and $1.9 million in operating income to operating results for the six months ended June 30, 1998.

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

Operating Expenses

      Fuel and consumables' costs were $50.2 million in 1998 compared with $63.9 million last year. This decrease reflects the lower level of energy revenues at systems primarily located in the Northeast, the outages at the Nassau plant and savings realized from the purchase of a fuel management contract in 1997.

      Production and operating costs increased 10.4% to $26.5 million due mainly to the inclusion of production and operating costs for Trigen-BioPower.

     Depreciation expense was $9.7 million compared with $7.9 million last year. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

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

Liquidity and Financial Position

      Cash and cash equivalents were $17.1 million at June 30, 1998, an increase of $3.4 million from year-end 1997. Working capital was $5.2 million compared with a negative $2.1 million at December 31, 1997. At June 30, 1998, receivables were down 23% to $35.2 million and inventories decreased 6% to $6.6 million from the balances at the end of 1997. Accounts payable was down $6.3 million to $3.8 million, and accrued expenses and other current liabilities were up $6.6 million to $28.1 million at June 30, 1998. The Company's working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     During the first six months of 1998, the Company generated $24.6 million of cash from operating activities compared with $22.5 million last year. The improvement was due to the cash generated by Trigen-BioPower. During the first six months of 1998, the Company acquired Trigen-BioPower for $44.1 million, invested $20.1 million in capital expenditures and $1.0 million in partnership investments, and paid dividends of $.9 million to shareholders and $1.6 million to minority interests. These expenditures were financed by the cash generated from operating activities and by $46.3 million of net new borrowings.

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

      During the first six months of 1998, stockholders' equity increased $4.8 million to $150.2 million at June 30, 1998. This increase reflects $5.1 million of net earnings, $.4 million of amortization of unearned compensation related to restricted shares and $.1 million from the issuance of common stock, net of stock purchases, offset by $.9 million of dividend payments to shareholders. For the six month period ended June 30, 1998, 47,000 shares of common stock were purchased for the treasury at a cost of $.8 million.

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



<PAGE
                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TRIGEN ENERGY CORPORATION
                                   /s/  Martin S. Stone
                                   -------------------------
                                        Martin S. Stone
                                        Vice President Finance &
                                        Chief Financial Officer


                                   /s/  Daniel J. Samela
                                   -------------------------
                                        Daniel J. Samela Controller



Date:     March 29, 1999