Form 10-Q/A
period 1998-03-31
TRIGEN ENERGY CORP
filed 1999-03-29
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                           ----------------
                             FORM 10-Q/A

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

Part I - Financial Information:

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 1998 and 1997 (Unaudited)................4

     Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
          and December 31, 1997...............................................5

     Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1998 and 1997 (Unaudited).......................6

     Notes to Consolidated Financial Statements (Unaudited)...................7

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................11

     Item 3.Quantitative and Qualitative Disclosures About Market Risk.......14

Part II - Other Information:.................................................15

Signatures:..................................................................16


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

Part I - Financial Information

Item 1.  Financial Statements

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)
                (In thousands, except per share data)

                                            Three Months       Nine Months
                                         ----------------   ----------------
                                         1998     1997      1998      1997
                                         ----     ----      ----      ----
Revenues
  Thermal energy                         $35,300  $28,753   $132,578  $129,206
  Electric energy                         11,001   10,247     31,210    35,809
  Equity in earnings/(losses) of
   non-consolidated
      partnerships                         1,598     (456)     3,624    (1,150)
  Fees earned and other revenues           2,940    4,480      9,133    10,787
                                         -------  -------   --------  --------
     Total revenues                       50,839   43,024    176,545   174,652
                                         -------  -------   --------  --------
Operating expenses
  Fuel and consumables                    19,823   19,519     70,062    83,370
  Production and operating costs          13,510   11,580     40,018    35,591
  Depreciation                             4,994    4,067     14,657    11,937
  General and administrative               9,311    8,363     30,529    25,400
                                         -------  -------   --------  --------
     Total operating expenses             47,638   43,529    155,266   156,298
                                          -------  -------   --------  --------

Operating income (loss)                    3,201     (505)    21,279    18,354
Other income (expense)
  Interest expense                        (6,046)  (4,798)   (17,613)  (13,924)
  Other income, net                          332      184      4,931     1,049
                                         -------  -------   --------  --------
Earnings (losses) before minority
  interests, income taxes and extraordinary
  item                                    (2,513)  (5,119)     8,597     5,479
Minority interests in earnings of
  subsidiaries                               799    1,316      2,374     2,845
                                         -------  -------   --------  --------
Earnings (losses) before income taxes
  and extraordinary item                  (3,312)  (6,435)     6,223     2,634
Income taxes                              (1,424)  (2,639)     2,676     1,079
                                         -------  -------   --------  --------
Earnings (losses) before extraordinary
  item                                    (1,888)  (3,796)     3,547     1,555
Extraordinary loss from extinguishment
  of debt, net of tax benefit                 --       --       (299)       --
                                         -------  -------   --------  --------
Net earnings (losses)                    $(1,888) $(3,796)  $  3,248  $  1,555
                                         -------  -------   --------  --------
Basic earnings (losses) per common share
    Before extraordinary item            $  (.15) $  (.32)  $    .30  $    .13
    Extraordinary loss                        --       --       (.03)       --
                                         -------  -------   --------  --------
    Net earnings (losses)                $  (.15) $  (.32)  $    .27  $    .13
                                         -------  -------   --------  --------
Diluted earnings (losses) per common share
    Before extraordinary item            $  (.15) $  (.31)  $    .30  $    .13
    Extraordinary  loss                       --       --       (.03)       --
                                         -------  -------   --------  --------
    Net earnings (losses)                $  (.15) $  (.31)  $    .27  $    .13
                                         -------  -------   --------  --------
Average shares outstanding - basic        11,999   12,017     12,010    12,005
                                         -------  -------   --------  --------
Average shares outstanding - diluted      11,999   12,113     12,011    12,135
                                         -------  -------   --------  --------

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 Unaudited
                       (In thousands, except share data)

                                                   September 30,  December 31,
                                                      1998         1997
                                                   ------------   ----------
Assets
Current assets
  Cash and cash equivalents                           $ 13,108     $  8,967
  Accounts receivable
     Trade (less allowance for doubtful accounts
     of $1,278 in 1998 and $1,074 in 1997)              24,243       34,866
     Other                                               7,846       10,815
                                                      --------     --------
     Total accounts receivable                          32,089       45,681
  Inventories                                            7,150        7,054
  Prepaid expenses and other current assets              8,622        7,985
                                                      --------     --------
     Total current assets                               60,969       69,687
Restricted cash and cash equivalents                     4,647        4,726
Property, plant and equipment, net                     433,389      388,448
Investment in non-consolidated partnerships             24,065       19,560
Intangible assets, net                                  50,825       21,454
Deferred costs and other assets, net                    23,630       22,094
                                                      --------     --------
     Total assets                                     $597,525     $525,969
                                                      --------     --------

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                     $ 10,350     $ 14,200
  Current portion of long-term debt                     15,875       14,499
  Accounts payable                                       3,523       10,053
  Accrued fuel                                           9,372       11,545
  Accrued expenses and other current liabilities        25,764       21,485
                                                      --------     --------
     Total current liabilities                          64,884       71,782
Long-term debt                                         337,251      256,361
Other liabilities                                        5,094        4,786
Deferred income taxes                                   38,204       31,237
                                                      --------     --------
     Total liabilities                                 445,433      364,166

Minority interests in subsidiaries                       4,643       16,321

Stockholders' equity
  Preferred stock-$.01 par value, authorized
    and unissued 15,000,000 shares                           -            -
  Common stock-$.01 par value, authorized 60,000,000
    shares, issued 12,417,934 shares in 1998 and
    12,070,162 shares in 1997                              124          121
  Additional paid-in capital                           120,843      114,157
  Retained earnings                                     33,836       31,881
  Unearned compensation - restricted stock              (5,581)           -
  Cumulative translation adjustment                        351          296
  Treasury stock, at cost, 139,497 shares in 1998
    and 45,500 shares in 1997                           (2,124)        (973)
                                                      --------     --------
     Total stockholders' equity                        147,449      145,482
                                                      --------     --------
     Total liabilities and stockholders' equity       $597,525     $525,969
                                                      --------     --------

           See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                    Unaudited
                                 (In thousands)

                                                           1998       1997
                                                           ----       ----
Cash flows from operating activities
  Net earnings                                             $ 3,248   $ 1,555
  Reconciliation of net earnings to cash provided
   by operating activities
     Extraordinary item                                        299         -
     Depreciation and amortization                          18,601    14,681
     Deferred income taxes                                     199       256
     Provision for doubtful accounts                           339       565
     Minority interests in subsidiaries                      2,374     2,845
     Changes in assets and liabilities
       Accounts receivable                                  13,257    12,685
       Inventories and other current assets                    187      (186)
       Accounts payable and other current liabilities       (6,170)  (10,146)
       Non-current assets and liabilities                   (3,371)   (4,518)
                                                           -------   -------
       Net cash provided by operating activities            28,963    17,737
                                                           -------   -------
Cash flows from investing activities
  Acquisitions                                             (65,350)        -
  Capital expenditures                                     (28,709)  (22,609)
  Purchase of a fuel management agreement and
    related inventory                                            -    (8,871)
  Proceeds on a sale of property, plant and equipment            -     3,000
  Investment in non-consolidated partnerships                 (979)   (5,582)
                                                           -------   -------
       Net cash used in investing activities               (95,038)  (34,062)
                                                           -------   -------
Cash flows from financing activities
  Short-term debt, net                                      (3,850)  (11,900)
  Proceeds of long-term debt                               110,100    65,387
  Payments of long-term debt                               (32,123)  (37,979)
  Dividends paid                                            (1,293)   (1,261)
  Issuance of common stock, net                               (608)    1,162
  Distribution to minority interests                        (2,089)   (3,544)
                                                           -------   -------
       Net cash provided by financing activities            70,137    11,865
                                                           -------   -------

Cash and cash equivalents
  Increase (decrease)                                        4,062    (4,460)
  At beginning of period                                    13,693    25,276
                                                           -------   -------
  At end of period                                         $17,755   $20,816
                                                           -------   -------

  Current                                                  $13,108   $16,074
  Restricted                                                 4,647     4,742
                                                           -------   -------
  At end of period                                         $17,755   $20,816
                                                           -------   -------
Supplemental disclosure of cash flow information
  Cash paid during the period for
     Interest                                              $16,005   $12,556
                                                           -------   -------
     Income taxes                                            1,629     2,548
                                                           -------   -------

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

4.   Supplementary Income Information

     Included in other income, net for the nine months ended September 30, 1998, were gains of $2,102,000 from the sale of nitrogen oxide emission allowances and $1,678,000 from an insurance settlement, which were recorded during the second quarter of 1998.

              TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

5.   Extraordinary Item

      The Company incurred an extraordinary charge during the first quarter of $299,000, net of a tax benefit of $161,000, in the nine months ended September 30, 1998, in connection with the early retirement of debt.

6.   Acquisitions

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

      The following pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 1997 and the nine months ended September 30, 1998 as if the acquisition had occurred at the beginning of the years presented (in thousands, except per share data):



                                            Three Months
                                               Ended        Nine Months Ended
                                            September 30,     September 30,
                                            ------------    ---------------
                                                1997         1998      1997
                                                ----         ----      ----
Revenues                                        $47,451      $177,682  $188,515
Earnings (losses) before extraordinary item      (3,895)        3,617     1,782
Diluted earnings (losses) per common share -
       before extraordinary item                   (.32)          .30       .15

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

              TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

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

              TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

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

                                     Three Months Ended    Nine Months Ended
                                        September 30,      September 30,
                                     ------------------    ----------------
                                       1998     1997         1998     1997
                                       ----     ----         ----     ----

Net earnings (losses)                  $(1,888) $(3,796)     $3,248  $1,555
Other comprehensive income
  Cumulative translation adjustment         36        -          55      39
                                       -------  -------      ------  ------
  Comprehensive income (loss)          $(1,852) $(3,796)     $3,303  $1,594
                                       -------  -------      ------  ------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended September 30, 1998 compared with Three Months ended September 30, 1997.

Overview
--------

      For the quarter ended September 30, 1998, the Company reported losses before extraordinary item of $(1.9) million or $(.15) per diluted share. This compared with losses of $(3.8) million and $(.31) of diluted earnings per share in the third quarter of 1997. Revenues were $50.8 million in the third quarter compared with $43 million last year. Operating income was $3.2 million and operating margin was 6.3% in the third quarter of 1998 compared with operating loss of $(.5) million in the like quarter last year. Operating results for 1998 include those of the newly acquired Trigen-BioPower from January 22, 1998, the date of acquisition. Trigen-BioPower contributed $4.6 million in revenues and $.7 million in operating income to third quarter operating results. A significant portion of the Company's revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

Revenues

      Revenues of $50.8 million were up $7.8 million from the third quarter of 1997. Thermal energy sales increased $6.5 million reflecting the $4.6 million revenue contribution by Trigen-BioPower. The increase in earnings/(losses) of non-consolidated partnerships reflects the recognition of $1.5 million of earnings from the Grays Ferry Cogeneration partnership. Fees earned and other revenues declined $1.5 million, primarily reflecting the absence of revenues associated with the sale of natural gas pipeline in the third quarter 1997. Operating Expenses

       Fuel and consumables' costs were $19.8 million in the third quarter compared with $19.5 million last year. As a percent of revenues, fuel and consumables' costs were 39% in the third quarter 1998 compared to 45.3% last year.

      Production and operating costs increased 16.7% to $13.5 million in the third quarter due mainly to the inclusion of production and operating costs related to Trigen-BioPower.

      Depreciation expense was $5.0 million compared with $4.1 million in 1997. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

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

      Nine months ended September 30, 1998 compared with Nine months ended September 30, 1997.

Overview
--------

     For the nine months ended September 30, 1998, the Company reported earnings before extraordinary item of $3.5 million or $.30 per diluted share. This compared with $1.6 million and $.13 per diluted earnings per share last year. Operating income was $21.3 million on revenues of $176.5 million in the first nine months of 1998 compared with operating income of $18.3 million on revenues of $174.7 million in 1997. Operating margin was 12.1% in 1998 compared with
10.5 % in 1997. Trigen-BioPower contributed $12.9 million in revenues and $2.6 million in operating income to operating results for the nine months ended September 30, 1998.

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

Operating Expenses

      Fuel and consumables' costs were $70.1 million in 1998 compared with $83.4 million last year. This decrease reflects the lower level of energy revenues at systems primarily located in the Northeast, the outages at the Nassau plant and savings realized from the purchase of a fuel management contract in 1997.

      Production and operating costs increased 12.4% to $40.0 million due mainly to the inclusion of production and operating costs for Trigen-BioPower.

      Depreciation expense was $14.7 million compared with $11.9 million last year. The increase reflects the higher level of capital expenditures and depreciation expense of Trigen-BioPower.

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

Extraordinary Item

      The Company incurred an extraordinary charge of $.3 million, net of a $2 million income tax benefit, in the first quarter of 1998 in connection with the early retirement of debt.

Liquidity and Financial Position

      Cash and cash equivalents were $17.8 million at September 30, 1998 (which included $4.6 million of restricted cash and cash equivalents), an increase of $4.1 million from year-end 1997. Working capital was a negative $2.6 million compared with a negative $2.1 million at December 31, 1997. At September 30, 1998, receivables were down 30% to $32.1 million while inventories increased slightly to $7.2 million from the balances at the end of 1997. Accounts payable decreased $6.5 million to $3.5 million, and accrued expenses and other current liabilities were up $4.2 million to $24.4 million at September 30, 1998. The Company's working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

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

      During the first nine months of 1998, stockholders' equity increased $2.0 million to $147.4 million at September 30, 1998. This increase reflects $3.2 million of net earnings, $.6 million of amortization of unearned compensation related to restricted shares, offset by $1.3 million of dividend payments to shareholders and the purchase of 113,879 shares of common stock for the treasury at a cost of $1.5 million.

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

     Plant Non-Production Compliance includes Y2K issues related to telecommunications hardware, climate control systems, security systems, elevators, parking controls, and related systems. Generally, these systems achieve 100% compliance with minor hardware upgrades or chip replacements from original parts manufacturers. Currently, approximately 85% of all plant non production systems are compliant. The Company anticipates that all non production systems will be compliant by March 1999.

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




                                   TRIGEN ENERGY CORPORATION
                                   /s/  Martin S. Stone
                                   -----------------------------------
                                        Martin S. Stone
                                        Vice President Finance & Chief Financial
                                        Officer


                                   /s/  Daniel J. Samela
                                   -----------------------------------
                                        Daniel J. Samela
                                        Controller
Date:     March 29, 1999