Form 10-K
period 1998-12-31
TRIGEN ENERGY CORP
filed 1999-03-31
CIK 925655

E-51

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                         ___________________

               ANNUAL REPORT TO STOCKHOLDERS
                              and
                          FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                              ACT OF 1934

               For the fiscal year ended December 31, 1998
                                   OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD  FROM        TO       .

                    Commission file number 1-13264
                         TRIGEN ENERGY CORPORATION
          (Exact name of registrant as specified in its charter)

Delaware                                          13-3378939
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

One Water Street                             10601-1009
White Plains, New York                       (Zip Code)
(Address of principal executive offices)

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

     The aggregate market value of voting stock held by non-affiliates of the registrant was $64,479,106 based upon the closing sale price quoted by the New York Stock Exchange on March 22, 1999. There were 12,321,295 shares of the registrant's Common Stock outstanding on March 22, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Information called for in Part III of this Form 10-K is incorporated by reference from the registrant's definitive proxy statement to be filed in connection with its 1999 annual meeting of shareholders which will be held on May 19, 1999.

                    TABLE OF CONTENTS

                                                            Page

PART I
Disclosure Regarding Forward-Looking Statements
Item 1.   Business                                               2
Item 2.   Properties                                             7
Item 3.   Legal Proceedings                                      7
Item 4.   Submission of Matters to a Vote of Security Holders    9

PART II
Item 5.   Market for Registrant's Common Stock and Related
   Shareholder Matters                                           10
Item 6.   Selected Financial Data                                11
Item 7.   Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           12
Item 7A.  Quantitative and Qualitative Disclosures About
   Market Risk                                                   17
Item 8.   Financial Statements and Supplementary Data            17
Item 9.   Changes in and Disagreements with Accountants
   On Accounting and Financial Disclosure                        17

PART III
Item 10.  Directors and Executive Officers of the Company        18
Item 11.  Executive Compensation                                 18
Item 12.  Security Ownership of Certain Beneficial Owners
   and Management                                                18
Item 13.  Certain Relationships and Related Transactions         18

PART IV
Item 14.  Exhibits, Financial Statement Schedules and
   Reports on Form 8-K                                           19

Index to Financial Statements and Financial Statement Schedules  F-1

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report includes historical information as well as statements regarding our future expectations. The statements regarding the future (referred to as "forward-looking statements") include among other things statements about energy markets in 1999; cost reduction targets; return on capital goals; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions and joint ventures. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand for our products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology, failure to achieve our cost reduction targets or complete construction projects on schedule and Year 2000 computer related difficulties. We believe in good faith that the forward-looking statements in this Annual Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but such forward looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward looking statements.


Item 1.  Business

General

     Trigen Energy Corporation was incorporated under the laws of Delaware on November 21, 1986. In this Annual Report, the pronouns "we" and "our" refer to Trigen Energy Corporation together with its wholly owned subsidiaries and the Trigen-Cinergy joint venture subsidiaries ( See "Joint Ventures" below). We seek to produce and deliver the maximum economic value of energy and minimum pollution from each unit of fuel burned. Our approach is to use fuel to produce electricity or mechanical power, and in the same process also produce thermal energy (heating or cooling). In some locations our facilities are connected to pipeline networks which distribute our thermal energy to multiple buildings, in others our facilities are located adjacent to industrial plants and dedicated to the needs of those plants.

     We operate 14 district energy systems serving urban customers and eleven single customer industrial sites, with two more industrial sites under construction. Our major customers include industrial plants, electric utilities, commercial and office buildings, government buildings, colleges and universities, hospitals, residential complexes, hotels, sports arenas and convention centers. Our two largest customers are Long Island Power Authority and Coors' Brewing Company (See Note 2 to Consolidated Financial Statements, Revenue and Cost Recognition). A significant portion of our revenues and operating profit from sales of thermal energy for non-industrial users is subject to seasonal fluctuations (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Our choice of fuels, technology, blend of heat, cooling, and power produced, and distribution media are determined by local prices for fuel, prices for conventionally generated energy products and the convertibility of existing plant and equipment to more efficient cogeneration or trigeneration. Cogeneration is the combined production of electricity and useful thermal energy (heating or cooling) by the sequential use of energy from one unit of fuel. Trigeneration is the combined production of electricity, heating and cooling from one unit of fuel. We develop, own, and operate facilities that produce and deliver thermal energy to commercial, governmental, and industrial customers in the form of steam, hot water, and/or chilled water. Our plants use various technologies - gas turbines, diesel engines, boilers and chillers - and various fuels, including natural gas, coal, oil, wood waste, municipal solid waste, and industrial by-products or scrap.

     To complement our basic business and enhance our ability to add energy value, we have a separate technical product division that develops and produces products that conserve energy or extract more value from steam or help users manage energy more efficiently. At present, this division offers steam pipeline insulation products which may be installed without removing pipe from the ground. This division also produces back-pressure steam turbine generator sets and power units. Our back pressure turbines take the place of steam pressure reducing valves and extract mechanical energy from the steam pressure reduction process. We also provide total energy management services to building owners and operators by providing operational services and management expertise with respect to energy production, procurement and usage.

     The new combined heat and power plants we install emit up to 95% less nitrous oxides than the conventional electric generation they replace, and because of greater energy efficiency, emit less than half as much carbon dioxide, which is implicated in global warming. When we burn bio-mass fuels in our plants we eliminate the need to dispose of this waste in a landfill and we produce no more carbon dioxide than if these wastes were allowed to decay in a landfill.

Revenue Growth/Acquisitions

     Our revenues have increased from approximately $1 million in 1987 (our first full year of operation) to $ 242.4 million in 1998 through acquisitions and internal growth. This Annual Report includes Consolidated Statements of Operations, which report our revenues and operating income for the last three fiscal years. Total assets at the end of 1998, 1997 and 1996 were $618,156,000, $525,969,000 and $494,436,000, respectively.

     We report the amount and percentage of our total revenue from thermal energy sales and electric energy sales for the last three years in item 7 of this annual report ("Management's Discussion and Analysis of Financial Condition and Results of Operations"). Our revenue from sales outside the United States for the last three years was not material. We have not held a material amount of assets outside the United States over the last three years.

     In 1995, we formed a limited partnership with a subsidiary of Tucson Electric Power Company which purchased the energy systems of Coors' Brewing Company and Coors Energy Company in Golden, Colorado. In September of 1998, we purchased an additional 48% interest in that limited partnership from the subsidiary of Tucson Electric. We now own 99% of that limited partnership.

     In January 1998, we acquired Power Sources, Inc., Which has been renamed Trigen-BioPower, inc. Trigen-BioPower operates seven biomass-to-energy plants, producing steam for seven industrial customers from roughly 600,000 tons per year of renewable bio-mass fuels including wood residues, rice hulls, cotton waste and paper mill sludge. Since December of 1998, Trigen-BioPower commenced construction of two additional plants and agreed to operate energy facilities for another industrial customer.

Joint Venture

     We have an active joint venture with Cinergy corp. To build, own and operate cogeneration and trigeneration facilities in the United States, Canada, the United Kingdom and Ireland. We own 51% of most of the Trigen-Cinergy investments and 49% of others.

     During 1998, Trigen-Cinergy expanded its cooling operations in Cincinnati, OH. Trigen-Cinergy and the Orlando utilities commission agreed to build and operate a district cooling system in Orlando, FL. Trigen-Cinergy also took over operation of cogeneration and other energy facilities for individual industrial customers at Tuscola, IL, Boca Raton, FL, and Baltimore, MD.

     We entered the Trigen-Cinergy joint venture, to add the expertise of Cinergy, which burns over 11 million tons of coal per year, to enable us to offer a complete package of energy commodity and energy production services, to reach more customers, and to increase our participation in the evolving deregulated electricity market.

Business Strategy

     We are a thermal sciences company. We seek ways to reduce fossil fuel usage with cost effective efficiency. Our mission is to provide heating, cooling and electricity with half the fossil fuel and half the pollution of conventional generation. We use our expertise in thermodynamic engineering and proprietary trigeneration processes to convert fuel to various forms of thermal energy and electricity and achieve up to 90% overall energy efficiency compared to the 33% average efficiency of the U.S. electric utility industry in 1997.

     We believe industrial and institutional energy users will increasingly turn to specialist energy companies, and will contract out all of their energy and other utility needs in a process called outsourcing. We offer industrial customers outsourcing options ranging from operating their systems to investing our capital to provide new on site energy services and facilities. We specialize in adding electric power generation sized to provide for the basic thermal requirements of the customer with normally wasted exhaust heat. We believe that our expertise in developing and running cogeneration projects and projects which use biomass fuels will be very attractive to these industrial customers.

     We see opportunities to expand our existing urban and industrial systems to serve additional customers and the expanded needs of existing customers. We will evaluate the acquisition of existing urban district energy or industrial systems and the development of new systems to provide district energy or independent power wherever our expertise provides a competitive advantage.

     Our strengths for the future include:

    Stable Customer Base. Our long-term contracts (i.e., contracts with terms of five years to 27 years) provide pro forma consolidated revenues of over $230 million per year for the five-year period 1999 through 2004 and approximately $4.2 billion cumulatively for the period 1999 through 2025 (before inflation and changes in consumption from 1998 levels). The remaining customers with short-term contracts do not operate boiler rooms and chillers, and in most cases do not even have such equipment, and customer attrition has been low.

    Technical Innovation and Plant Optimization. We have special expertise in the design and operation of energy systems which we use to optimize the efficiency of energy assets. Among other things, we have installed computerized, automated control systems, which place real-time production cost information in the hands of the plant operator, back-pressure turbines, and thermal storage tanks that allow us to produce energy during off peak usage periods for use during peak periods.

    Growing Industrial Customer Base. During 1998 and in the first quarter of 1999, we increased the number of industrial customers we serve from on site facilities from two to twelve. Last year, we acquired a new subsidiary, Trigen BioPower, which produces steam for seven industrial customers from renewable biomass fuels. Trigen-BioPower has new plants under construction in Georgia and in Alabama for two other new industrial customers. Trigen-BioPower also recently agreed to operate energy facilities for another new industrial customer. In 1998, Trigen-Cinergy also started new projects in Boca Raton, FL (operation of cooling facilities for 1.9 million square feet office complex), in Tuscola, IL (operation and expansion of energy facilities at a large chemical plant) and in Baltimore, MD. (operation and expansion of energy facilities at a large chemical plant).

    Service Rate Structures Align Our Interests with Our Customers. Our thermal service rate structures seek recovery of all fixed costs and a profit from fixed charges per month, which are adjusted with inflation, and then add a usage charge that is very close to our variable fuel and water cost. This lets us help customers to use less energy without reducing our gross margins and aligns our interests with customers. This feature has led to reductions of customer energy use per unit of product, or per square foot of building of as much as 20% in three years. Our price structures typically enable us to pass through to our customers fuel and most other commodity prices associated with providing energy services. For that reason, changes in such prices (which constitute approximately 40% of our costs) have little impact on our operating income.

    Protecting the Environment. By extracting and delivering the maximum value of energy from fuel, and by employing pollution control technology, we emit substantially less pollution than would result from conventional generation of the same heat, electricity, and cooling. The principal reasons for lower emissions are the fuel efficiency of cogeneration and trigeneration, the use of biomass fuels (which minimizes the release of fossil fuel carbon dioxide into the atmosphere), employment of refrigerants other than CFC's wherever possible, thermal, chemical, and catalytic destruction of exhaust contaminants and continuous emission monitoring. Our modern combustion equipment produces as little as 5% of the nitrous oxide associated with conventional generation.

    Entrepreneurial Mission Driven Management. Our senior management has extensive experience in developing and operating plants and processes that increase the value extracted from each unit of energy. These activities include the development and operation of district energy systems and cogeneration technologies. Senior management as a group holds approximately 16.1% percent of our common stock.

Overview of Our Products and Services

     The plants we owned at the end of 1998 have the capacity to produce 5,021 MW of end use energy, of which approximately 85% is steam or hot water, 8% is electricity and 7% is chilled water. These products are distributed to customers through 154 miles (248 kilometers) of pipeline. Separate pipelines are used for steam, hot water and chilled water.

     In every case where we produce electricity with diesel or gas turbines, we recover the exhaust heat to produce additional electricity, steam or hot water and/or chilled water. Because demand for steam and hot water has daily and yearly cycles, we cannot always use all the waste heat generated by our plants to produce steam and hot water for immediate use. Trigeneration plants enable us to recover and use waste heat to produce chilled water when heat demands are low. We also store chilled water produced off-peak for sale during the peak usage hours.

     By generating two or three energy products from a single fuel source, cogeneration and trigeneration increase the value of useful energy output. Average US electric-only generation converts 33% of fuel energy to high value electricity, but exhausts 67% of the fuel energy as waste heat. Conventional heat-only production converts 60% to 85% of the fuel energy to a much lower value energy form - typically steam, hot water, or hot air - and fails to extract the high value electric energy. Our approach is to combine the generation of heat and power to maximize the value of energy produced from each unit of fuel and minimize the resultant pollution.

     The Company balances the costs of producing and delivering these various energy products, including the cost of capital, labor, line losses, and fuel with the market value of the products to each user. The resulting plants seek to generate profits after debt service by extracting more delivered value than conventional single product generation.

     Reliability of service is a key. Most of our facilities have sufficient heating capacity to generate peak loads with their largest production unit out of service, and have the ability to use two or more different fuels.

     Steam and Hot Water. We produce steam and/or hot water at substantially all of our systems. Our customers use our steam and/or hot water for space heating and hot water, for various industrial process uses, for cooling (by powering on-site steam-driven chillers or absorption chillers), and for humidification and sterilization.

     Currently, the States of Maryland, Missouri, New Jersey and Pennsylvania regulate our district steam energy business. Maryland and Pennsylvania require us to seek State regulatory approval of our prices for steam service in those states. Missouri requires us to seek State regulatory approval of our prices for steam service from our Kansas City facilities. New Jersey does not require us to seek State regulatory approval of our prices for steam service. Our other businesses are not subject to State utility price regulation. Both Maryland and New Jersey are in the process of deregulating district energy in 1999.

     Electricity. We produce electricity at fourteen of our plants. The electricity produced is either sold to the local utility company or used by our customers or us. Our electric generating plants, which sell their power to the local utility, are located in Kansas City, MO, London, Ontario (Canada), Nassau County, NY, Philadelphia and Trenton, NJ. The plants in Nassau County, NY, Philadelphia, PA, Trenton and Kansas City are qualified for an exemption from regulation under the Public Utility Regulatory Policies Act of 1978.

     Chilled Water. At twelve of our facilities, we produce chilled water, which we provide to customers to cool commercial building space and for process chilling.

     Other Energy Services. We provide other utility services to our customers such as compressed air and water treatment. We also provide operating supervision, management and maintenance of facilities as well as advice and assistance regarding initial design, construction and start-up, with respect to energy use as well as energy audits.

Fuel and Raw Materials

     We are a significant purchaser of gas, coal, oil and biomass fuels, as well as chillers, boilers, generators and other equipment used for heating, cooling and electric generation. Most of our gas, coal, oil and biomass fuel requirements, as well as most of our other supplies, are purchased from local suppliers. We believe that we have adequate sources of fuel, supplies and equipment.

Competition

     Provision of District Heating, Electricity and Cooling

     The sale of electricity at wholesale over the interstate electric power grid is highly competitive. Where permitted by State law, the sale of electric power to individual end-users is also highly competitive. Some States continue to ban retail sales of electric power by non-utility companies as a means to protect the local electric utility monopoly. Other States permit non-utility generators to sell their electric power to only one user on the same site as their power plant. The provision of heating, and cooling services through a multiple user distribution system is highly competitive with on-site generation of the heat and cooling. There are currently very few competing operators of multiple-user district energy systems. Our principal thermal energy competition is from potential customers who own and operate their own boiler and chilled water plants. These customers are often provided financial incentives to install and retain their own plants by the suppliers of raw energy (such as local oil, natural gas and electricity companies) and by equipment suppliers that sell products and services to users who self-generate thermal energy. In several locations, local utilities are competing directly with us through unregulated subsidiaries offering steam and/or cooling.

     We believe that competition in the district energy business turns on the customers' evaluation of expected cost savings and reliability of service. We compete to attract and retain customers, and also compete for contracts and other awards to develop new facilities and systems. A significant additional factor is the high capital cost involved in constructing a district energy system. While this factor provides a competitive advantage once we are operating a completed system, high initial capital costs typically require us to have a significant number of customers, preferably under long-term contracts, prior to undertaking construction of a new cooling or heating system. We will pursue opportunities to expand our district energy systems and services wherever our expertise provides a competitive advantage.

     New On Site Industrial Projects

     We compete directly with a large number of well-capitalized developers for new industrial projects. Competition is based on technical skills, financing ability and market reputation, among other factors.

     During 1998, we focused greater efforts on industrial customers. Our successes included the acquisition of Trigen-BioPower and the activities of Trigen-Cinergy, which added several on-site industrial customers to our business. We intend to continue these efforts in the future and will selectively pursue electricity and sales to the grid where that electricity is a by-product of efficient heat and cooling production.

     Internationally, the Company is prepared to pursue selected opportunities in Canada, Mexico and Central America or other countries where our customers have facilities that favor a power project with high efficiency, reliability and waste heat recovery.

Technology

     Our research and development efforts have focused on improving the value of energy products we extract and deliver. Principal focus has been on finding ways to more efficiently convert fuel to energy and on improved generating, monitoring, automation and storage technologies. These efforts have resulted in the trigeneration machine, innovations in chilled water storage and control systems, innovative applications of standard modular equipment, and various incremental operational improvements. Expenditures for customer-sponsored or Company-sponsored research and development are not separately reflected in our financial statements, and the Company believes that if such expenditures were so allocated, the amounts would not be material. We have been granted patents for the trigeneration machine, our freeze suppression chemical for stratified cold water storage and a fuel blending system for emissions control. None of these patents are believed to be material.

Year 2000 Computer Issues

     We discuss our Year 2000 computer processing compliance status in Item 7 of this Annual Report ("Management's Discussion and Analysis of Financial Condition and Results of Operations").

Environmental

     Our operations are subject to extensive federal, state, provincial and local environmental laws and regulations that govern, among other matters, emissions into the air, the discharge of effluents, the use of water, fuel tank management and the storage, handling and disposal of toxic waste material. We invest substantial funds to modify facilities to comply with applicable environmental laws and plan additional capital expenditures for these purposes in the future. We spent approximately $3.9 million and $4.4 million in 1998 and 1997, respectively, to comply with these requirements, and we estimate that our expenditures for environmental compliance in 1999 through 2001 will be approximately $12.4 million in the aggregate. These expenditures include improvements at certain facilities for air emission control equipment as required by the United States Clean Air Act, wastewater discharge control equipment, asbestos control and replacement of CFC refrigerants. Additional amounts to be spent for environmental control facilities in future years will depend on new laws and regulations and other changes in environmental concerns and legal requirements, as well as on new projects.

     In 1998, the United States Environmental Protection Agency promulgated a final rule requiring the eastern 22 States and the District of Columbia to submit State implementation plans that address the regional transport of ground-level ozone (smog) through reductions in nitrogen oxides (NOx). The States must
submit the NOx reduction plans to U.S. EPA by September 30, 1999.   The NOx
reductions for affected facilities must be achieved by 2003. We anticipate that electrical utilities and large fossil-fired boilers will be required by the States to reduce NOx emissions. Some of our facilities will be affected by the new requirements. The facilities that will be subject to the NOx reduction requirements will be determined once the States finalize their regulations. The costs associated in complying with the new requirements cannot be determined at this time.

Employees

     As of December 31, 1998, we had approximately 745 employees. 108 of our employees were covered by union agreements.

Item 2.  Properties

     We operate 41 energy plants at 27 different locations. We own all or a portion of the interests in our facilities, lease some facilities and manage others. Footnote 12 to Consolidated Financial Statements of the Company (included later in this Annual Report) describes how our assets are pledged as security under our financing agreements.

     We operate district energy systems in Boston, MA, Baltimore, MD, Charlottetown, Prince Edward Island (Canada), Kansas City, MO, London, Ontario (Canada), Nassau County, NY, Oklahoma City, OK, Philadelphia, PA, St. Louis, MO and Trenton, NJ (subject to a 20% minority interest). In Philadelphia, PA, we have a one third interest in the Grays Ferry Cogeneration Facility. We operate power systems on the site of our industrial customers in Alabama (under construction), Colorado (subject to a 1% minority interest), Georgia (under construction), Illinois (one of which is subject to a 50% minority interest), Mississippi, North Carolina, South Carolina, and Tennessee.

     Our Trigen Cinergy Solutions joint venture operates a district energy system in Cincinnati, OH. Trigen Cinergy operates and/or is developing industrial power systems on the site of its industrial customers in Florida, Illinois and Maryland.

     The Company leases approximately 22,000 square feet in White Plains, New York, which houses our executive offices, financial, engineering, marketing, legal and data processing staffs. The term of the lease extends through March 31, 2005 and the annual rent due thereunder is approximately $420,000. We believe that these facilities are adequate to meet our needs for the foreseeable future, and that suitable replacement space is readily available.


Item 3.  Legal Proceedings

     Oklahoma Litigation

     In September 1996, our subsidiary, Trigen-Oklahoma City Energy Corporation ("Trigen-Oklahoma City"), commenced an antitrust action in Federal District Court in Oklahoma City seeking injunctions and over $30 million in damages from the local utility, Oklahoma Gas and Electric Company ("OG&E"), based on many years of alleged anti-competitive actions against Trigen-Oklahoma City Energy Corporation by OG&E. These actions culminated in criminal indictments being brought against two OG&E officials for allegedly bribing Oklahoma elected officials to breach a Trigen-Oklahoma City Energy Corporation contract. Trigen-Oklahoma City's antitrust action matter went to trial in 1998 and on December 21, 1998, the jury returned a verdict in favor of Trigen. On January 19, 1999, the Court entered a judgement in favor of Trigen in the amount of $27.8 million. Under the anti-trust laws, we are permitted to seek an award of treble damages and legal fees and that issue is under consideration by the Court. We expect OG&E to appeal this judgement.

     Kinetic Energy Litigation

     On May 2, 1997, following a jury trial in a suit by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with our acquisition of the Kansas City steam system, a judgment was entered against the Company in the amount of $4,271,000. Kinetic claimed for compensation alleged to be owed to it by Trigen in connection with that acquisition. On August 6, 1997, the Court set aside the jury verdict and granted judgment for the Company. Kinetic Energy Development Corporation appealed that order and on December 8, 1998, the Missouri Court of Appeals set aside the lower court decision and ordered a new trial. On December 22, 1998, we filed a motion for rehearing with the Missouri Court of Appeals and/or a review by the Missouri Supreme Court. The Court of Appeals granted our motion for rehearing. If the Court of Appeals upholds its decision, we plan to seek a review of that decision by the Missouri Supreme Court. If our efforts to reinstate the judgment in our favor fail, the case will return to the Circuit Court and a new trial will be scheduled.

Grays Ferry Litigation

     On April 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., Cogen America Schuylkill Inc. (formerly NRGG Schuylkill Cogeneration Inc.) and Trigen-Philadelphia Energy Corporation commenced an action against PECO Energy Company ("PECO") and Adwin (Schuylkill) Cogeneration, Inc. in the Pennsylvania Court of Common Pleas of Philadelphia County (the "Court"). Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. At December 31, 1998, the Company had an investment of $17.1 million in the Partnership, representing a one third interest in the Partnership through our wholly owned subsidiary, Trigen-Schuylkill Cogeneration, Inc. Cogen America Schuylkill Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two-thirds interests in the Partnership. Adwin (Schuylkill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO. In addition, at December 31, 1998, the Company had a receivable of $3.2 million due from the Partnership. Included in the Company's revenues for the year ended December 31, 1998 was the Company's share of Partnership earnings of $5.1 million and fees earned from the Partnership of $2.8 million.

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

     On May 6, 1998, the Court issued a preliminary injunction against PECO which requires PECO to pay the Partnership for its electric energy and capacity at the rates set forth in the Power Purchase Agreement and otherwise to specifically perform in accordance with the Power Purchase Agreement. The preliminary injunction will remain in effect until the Court renders its decision after the final hearing of this matter. On July 7, 1998, PECO withdrew its appeal of the preliminary injunction. On March 10, 1999, the Court granted partial summary judgement to the Partnership before trial and held that PECO breached the Power Purchase Agreement. The Partnerships' other claims against PECO and its request for damages are scheduled to go to trial on March 29, 1999.

     The Chase Manhattan Bank has issued notices of default to the Partnership under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent, and certain other commercial banks (collectively the "Banks"). Only the Partnership assets and the partners' ownership interests in the Partnership secure the Partnership's debt under the Credit Agreement of $109.3 million. The Banks have not accelerated the debt owing under the Credit Agreement nor charged default interest charges against the Partnership, although the Banks have reserved the rights to do so. Therefore, the Partnership recorded default interest of $1.8 million through December 31, 1998. The Banks have required to date, and may require in the future, the Partnership to apply available cash held by Partnership (net of operating expenses, other than certain payments to affiliates, and expenses required to complete construction) toward repayment of the principal amount of the loans outstanding. On September 4, 1998, the Banks filed their own complaint against PECO with the Court. Among other things, the Banks are seeking a declaration that PECO's termination of the Power Purchase Agreement was wrongful.

     We believe that PECO's termination of the Power Purchase Agreement was wrongful, and we intend to aggressively pursue the remedies available to us. In the event we are not successful and PECO's actions are upheld, PECO would be required under federal law to continue to purchase power from the Grays Ferry Cogeneration Facility at PECO's avoided cost. This would generate significantly lower earnings per share for the Company than the contracted power purchase price. While it is possible that our investment in the Partnership and the receivable from the Partnership could become impaired, at this time we do not believe that is likely.


Nassau Litigation

     On May 29, 1998, the County of Nassau, New York commenced an action against Trigen Energy Corporation and Trigen-Nassau Energy Corporation in New York State Supreme Court. Trigen-Nassau provides energy services to Nassau County under various agreements. Nassau County alleges that Trigen-Nassau breached those agreements by, among other means, charging the County for certain real estate taxes that the County contends are Trigen-Nassau's responsibility. On October 8, 1998, the Court dismissed the claims against Trigen Energy Corporation. On November 9, 1998, Trigen-Nassau filed counterclaims against Nassau County, seeking $1.6 million in damages. Trigen-Nassau alleges that Nassau County breached the parties' agreements by, among other things, failing to operate and maintain certain facilities and equipment. On January 21, 1999, the County requested that the Court dismiss Trigen-Nassau's counterclaims. That motion and the County's other claims against Trigen-Nassau are pending. The County is seeking approximately $10 million in damages. We believe we have good defenses to the County's claims, although we cannot predict the outcome of this matter.

ESI Litigation

     In 1996 ESI, Inc. commenced an action against, among others, Coastal Power Company, Latin American Energy Development, Inc. and La Casa Castro S.A. de N.V. in the United States District Court for the Southern District of New York. On September 17, 1998, ESI, Inc. amended its complaint naming Trigen as an additional defendant. This action arises out of the development by Trigen, Latin American Energy, La Casa Castro and others, of an independent power project in El Salvador between 1993 and 1994. Trigen transferred its interest in the project to Tenneco Gas International in May 1994. In July 1994, Tenneco transferred its interest in the project to Coastal Power Company, which currently owns and operates the project. ESI claimed that ESI was entitled to a 2.5% interest in the project and that Coastal had wrongfully withheld or denied ESI's interest. ESI further claimed that Trigen had failed to disclose ESI's interest to Tenneco and so was responsible, in whole or in part, for ESI's failure to receive a 2.5% interest in the project from Coastal.

     On October 8, 1998, Latin American Energy asserted cross-claims against Trigen, Coastal and Tenneco claiming that it too had been denied its carried interest in the Project. On October 28, 1998, La Casa Castro asserted cross-claims against Trigen and on November 6, 1998, Coastal asserted cross-claims against Trigen for indemnification, each alleged that Trigen failed to disclose ESI's claimed interest to Tenneco and that Trigen was responsible for any damages that each may be required to pay to ESI and Latin American.

     On December 15, 1998, Trigen filed an amended answer denying liability for these claims and cross claimed against Latin American Energy, Tenneco, Coastal and La Casa Castro, asserting that these parties were responsible for any damages owed to ESI and Latin American. On December 23, 1998, ESI and Latin American dismissed without prejudice their claims against Trigen.

     Coastal and La Casa Castro are continuing to assert their claims against Trigen for any damages they may be required to pay to ESI or Latin American. At this time, we are not able to estimate the amount of damages that ESI and Latin American are seeking. However, we believe it could involve a material amount. Trigen believes it has good defenses to Coastal's claims and La Casa Castro's claims, although we cannot predict the outcome of this matter.


     Other Litigation

We are subject from time to time to various other claims that arise in the normal course of business, and we believe that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on our business results of operation or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol TGN. As of March 22, 1999 there were approximately 1,682 shareholders of record.

     The following table sets forth the high and low sales prices for the Company's Common Stock for the periods indicated:

                                   High            Low
1998
First Quarter                      19 15/16        14 13/16
Second Quarter                     15 1/8          12 1/8
Third Quarter                      13 15/16         9 3/4
Fourth Quarter                     15 5/16         11 5/16

1997
First Quarter                      29 1/4          24 1/8
Second Quarter                     25 1/4          23 5/8
Third Quarter                      25 3/16         19 3/4
Fourth Quarter                     24 1/4          19 1/2

     During 1998 and 1997, the Company declared quarterly dividends in an aggregate annual amount equal to $0.14 per share of Common Stock. See Note 2 to the Condensed Financial Statements of Trigen Energy Corporation (Parent Company) for a statement on amounts available for payment of dividends.

Item 6. Selected Financial Data

     The following table sets forth selected consolidated financial data for the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this Annual Report:

                                   Years Ended December 31,
                                   ------------------------
                              1998      1997      1996      1995      1994
                              ----      ----      ----      ----      ----
                              (In thousands, except per share data)
Statement of Operations Data:
Total revenues                $242,394  $240,651  $243,634  $198,710  $185,627
Operating income                31,823    28,743    43,138    37,038    29,718
Interest expense                23,742    18,976    18,840    19,890    16,657
Earnings before extra-
   ordinary item                 6,557     5,025    14,051    10,564     8,561
Extraordinary loss (a)            (299)      -      (1,943)      -          -
Net earnings                     6,258     5,025    12,108    10,564     8,561
Basic earnings per common share
Before extraordinary item          .55       .42      1.21       .93       .89
Extraordinary loss                (.03)       -       (.17)       -         -
                              --------  --------  --------  --------  --------
Net earnings                       .52       .42      1.04       .93       .89
                              --------  --------  --------  --------  --------
Diluted earnings per common share
Before extraordinary item          .55       .41      1.20       .93       .89
Extraordinary loss                (.03)       -       (.17)      -          -
                              --------  --------  --------  -------   --------
Net earnings                       .52       .41      1.03       .93       .89
                              --------  --------  --------  --------  --------
Dividends per common share         .14       .14       .14       .14       .07
                              --------  --------  --------  --------  --------
Balance Sheet Data (at year end):
Working capital (deficit)       (9,543)   (2,095)   (5,400)      282     9,801
Property, plant and
   equipment, net              442,755    388,448  371,584   341,188   311,418
Total assets                   618,156    525,969  494,436   454,906   424,330
Long-term debt                 343,685    256,361  226,487   223,371   220,725
Stockholders' equity           147,928    145,482  140,670   118,830   109,354

Other Operating Data:
EBITDA                         $58,493    $45,164  $51,153   $50,260   $42,963
Operating margin                  13.1%      11.9%    17.7%     18.6%     16.0%
Ratio of earnings to fixed
   charges (b)      1.             1.2        1.4      2.1       1.8       1.8
Depreciation expense           $19,780    $16,021   $7,595   $11,429   $10,948
Capital expenditures           $42,910    $39,415  $47,641   $18,454   $22,920
Number of employees (at
   year end)                       745        674      651       632       560
-----------------

(a) The extraordinary losses in 1998 and 1996 result from the extinguishment of debt. See note 4 to the consolidated financial statements.
(b) Earnings used in computing the ratio of earnings to fixed charges consist of earnings before extraordinary item plus income taxes, fixed charges (excluding capitalized interest) and income distributions of non-consolidated partnerships on a cash basis. Fixed charges consist of interest expense, capitalized interest and a portion of rental expense representative of the interest factor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this Annual Report.

     The following table shows revenues and units of megawatt hours sold for the three years ended December 31, 1998:

                          1998              1997             1996
                    ----------------    -------------   --------------
                      Revenue               Revenue         Revenue
                    -------------     --------------    --------------
                    Amount  %  Units  Amount  %  Units  Amount  %  Units
                    ------  -  -----  ------  -  -----  ------  -  -----
                   (Dollars in millions, Units in thousands of megawatt hours)

Thermal energy      $182.4  75   5,940   $179.5  75    5,008 $187.7  77  5,400
Electric energy       42.7  18     785     49.0  20      950   44.7  18    860
Fees and other
   revenues           17.3   7      -      12.2   5       -    11.2   5     -
Total               $242.4 100   6,725   $240.7 100    5,958 $243.6 100  6,260

     The following table shows the components of the Statement of Operations as a percent of total revenues for the three years ended December 31, 1998:

                                        1998      1997      1996
                                        ----      ----      ----
Total revenues                          100.0%    100.0%    100.0%
Fuel and consumables                    (39.6)    (47.4)    (48.6)
Production and operating costs          (22.2)    (19.6)    (18.0)
Depreciation                            ( 8.2)    ( 6.7)    ( 3.1)
General and administrative              (16.9)    (14.4)    (12.6)
                                        -----     -----     -----
Operating income                         13.1      11.9      17.7
Interest expense                        ( 9.8)    ( 7.9)    ( 7.7)
Other income, net                         2.3       1.0        .7
Minority interest in earnings of
   subsidiaries                          (1.0)     (1.5)     (1.1)
                                        ------    ------    ------
Earnings before income taxes and
   extraordinary item                     4.6%      3.5%      9.6%
                                        ======    ======    =======

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

     A significant portion of the Company's revenues and operating profit are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer. This seasonal fluctuation is accentuated in those acquired steam systems where the Company's preferred rate structures are not employed. The Company's strategy of converting old contracts to the Company's preferred rate structures, adding cooling, electricity, energy services and industrial process loads has reduced the concentration of revenues in cold months during 1998 and is expected to continue in the future.


Results of Operations
Year ended December 31, 1998 compared with year ended December 31, 1997

     Overview

     For the year ended December 31, 1998, net earnings were $6.3 million compared with $5.0 million in 1997, and diluted earnings per common share were $.52 compared with $.41 per common share last year. Included in net earnings for 1998 was an extraordinary loss of $.3 million, or $.03 per common share, from the early extinguishment of debt. Revenues of $242.4 million were higher than the $240.7 million in 1997. Operating income was $31.8 million and the operating margin was 13.1% in 1998 compared with operating income of $28.7 million and an operating margin of 11.9% in 1997. Offsetting the continuing mild weather and unfavorable results from our Canadian operations were positive contributions from the Trigen-BioPower acquisition and the Grays Ferry Cogeneration Partnership. Both were major contributors to the higher levels of revenues and profits in 1998.

     Revenues

     Revenues of $242.4 million in 1998 increased $1.7 million from $240.7 million in 1997. Thermal energy revenue increased $2.9 million to $182.4 million. Units of thermal energy sold increased 19% over 1997 primarily reflecting the contribution of Trigen-BioPower, which was acquired in January 1998. Partially offsetting this increase were lower thermal energy sales in Philadelphia, Boston and Baltimore due to the effect of milder weather patterns.

     Electric energy revenues decreased $6.3 million to $42.7 million in 1998. The Nassau plant was taken off-line by the local utility, as permitted under their contract for a longer period of time in 1998 than in 1997. In addition, in 1998, this facility was taken off-line for twenty-two days for a scheduled five year major overhaul. The Grays Ferry Cogeneration Partnership, of which the Company is a 33% partner, commenced operations in January 1998 and produced $60.3 million in electrical revenues for the year. Grays Ferry replaced the Company's electric generation in Philadelphia and thus lowered reported revenues from electricity versus the prior year by approximately $3.2 million. The Company's 33% share of Grays Ferry electric revenues are $20.1 million and the resulting profits are reflected in equity earnings of non-consolidated subsidiaries.

     Equity earnings/(losses) of non-consolidated subsidiaries in 1998 exceeded 1997 by $5.9 million, primarily reflecting the Company's share of earnings from the Grays Ferry Cogeneration Partnership.

     Fees earned and other revenues declined slightly in 1998, reflecting the absence of revenues associated with the sale of a natural gas pipeline in 1997. This was essentially offset by the inclusion of fees from the Grays Ferry Cogeneration Partnership in 1998.

     Operating Expenses

     Fuel and consumables were $96.0 million in 1998, an $18.2 million decrease from 1997, in spite of a significant increase of 19% in thermal energy units sold. This decrease reflects the lower level of energy sales due to warm weather at systems primarily located in the Northeast and lower fuel prices at the Company's fossil fuel plants. The Company's rates typically enable it to pass changes in its fuel and most commodity costs to the customer. As a result, such changes have little impact on operating income. Fuel and consumables' costs decreased from 47.4% of revenues in 1997 to 39.6% in 1998 largely due to the addition of seven biomass fueled plants with relatively low fuel prices.

     Production and operating costs are those costs incurred to operate the plants, other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs, and plant operating costs. In 1998, production and operating costs totaled $53.8 million, a 14.3% increase over 1997. This increase is primarily due to the inclusion of production and operating costs associated with Trigen-BioPower, which was acquired in January -+1998.

     Depreciation expense was $19.8 million in 1998, compared with $16.0 million in 1997. The increase is primarily attributable to the addition of Trigen-BioPower depreciation expense in 1998.

     General and administrative expenses increased $6.4 million to $41.0 million, an 18.4% increase over 1997. Contributing to the increase was the inclusion of 1998 Trigen-BioPower general and administrative expenses and a $2.0 million increase in insurance and employee-related costs, and the costs of pursuing the Oklahoma City antitrust lawsuit against OG&E. All of the 1998 costs of the lawsuit were expensed in 1998, and a gain, if any, will not be recognized until a final judgement is affirmed on appeal or a final settlement is consummated.

     Other income/(expense)

     Interest expense increased $4.8 million to $23.7 million in 1998 primarily due to financing the Trigen-BioPower acquisition and the purchase of an additional 48% interest in the Trigen-Nations Energy Company Limited Partnership.

     Other income, net was $5.6 million in 1998, an increase of $3.1 million over 1997. The increase primarily results from gains during 1998 of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

     Income Taxes

     The Company's effective tax rate is determined primarily by the federal statutory rate of 35% and state and local income taxes. The effective tax rate was 41.1% in 1998 and 41.0% in 1997.


Year ended December 31, 1997 compared with year ended December 31, 1996.

     Overview

     For the year ended December 31, 1997, net earnings were $5.0 million compared with $12.1 million in 1996 and diluted earnings per common share were $.41 compared with $1.03 per common share in 1996. Included in net earnings for 1996 was an extraordinary loss of $1.9 million, or $.17 per common share, from the extinguishment of debt. Revenues of $240.7 million were lower than the $243.6 million in 1996. Operating income was $28.7 million and the operating margin was 11.9% in 1997 compared with operating income of $43.1 million and an operating margin of 17.7% in 1996. Excluding a condemnation award of $6.4 million and a fee received on completion of a project financing of $1.9 million, operating income was $34.8 million and the operating margin was 14.3% in 1996. The unusually mild winter weather, especially compared with the severe winter of 1996, was a major factor for the lower levels of revenues and profits in 1997.

     Revenues

     Revenues of $240.7 million were lower than the $243.6 million in 1996. Thermal energy revenue declined $8.2 million or 4% in 1997 to $179.5 million. Units of thermal energy sold were down 7% as energy systems in Baltimore, Boston and Philadelphia were particularly affected by the milder weather. Contributing to the decline in thermal energy sales were lower fuel prices, which are passed on to customers.

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

     Production and operating costs are those costs incurred to operate the plants, other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs, and plant operating costs. Production and operating costs increased 7% to $47.1 million compared with $44.0 million in 1996 and as a percent of revenues increased to 19.6% from 18.0%. The higher costs resulted from expansion of Trigen-Ewing Power, a pipeline rupture in St. Louis and higher pension expense. In addition, production and operating costs for 1996 were reduced by a $1.0 million arbitration award. Offsetting the 1997 increase in part was lower repair and maintenance costs.

     Depreciation expense was $16.0 million compared with $7.6 million in 1996. Included in 1996 depreciation expense was a $6.4 million gain resulting from a condemnation award. Excluding this gain, 1997 depreciation expense was higher by $2.0 million due to the high level of capital expenditures in 1997 and 1996.

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


Liquidity and Financial Position

     The Company ended 1998 with total debt of $375.1 million compared with $285.1 million at year-end 1997. Stockholders' equity increased to $147.9 million in 1998 from $145.5 million in 1997. Working capital was a negative $9.5 million compared with a negative $2.1 million at year-end 1997. At December 31, 1998 and 1997, cash and cash equivalents were $14.7 million and $13.7 million, respectively, of which $13.3 million and $9.7 million, respectively, was restricted as to use. See Note 6 of the Notes to Consolidated Financial Statements for information on the restrictions.

     The Company's principal sources of funds are proceeds from new borrowings and cash from operations. In 1998, $36.4 million was generated from operating activities compared with $23.3 million in 1997 and $27.6 million in 1996. The improvement was primarily due to cash generated by Trigen-BioPower. During 1998, the Company acquired Trigen-BioPower for $44.1 million, purchased an additional 48% interest in Trigen-Nations Energy Company Limited Partnership for $21.3 million, invested $42.9 million in capital expenditures, $6.4 million in partnership investments, paid dividends of $1.7 million to shareholders, $2.4 million to minority interests and purchased 129,989 shares of common stock for the treasury at a cost of $1.8 million. These expenditures were financed by cash generated from operating activities and by $85.7 million of net new borrowings.

     Total debt was $375.1 million at December 31, 1998, compared with $285.1 million at the end of 1997. The $90.0 million increase in debt reflects new net borrowings of $85.7 million and the inclusion of $4.3 million of Trigen-BioPower debt assumed in the acquisition. On April 4, 1997, the Company entered into a $160.0 million revolving credit agreement with several banks. This facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the LIBOR rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. On June 10, 1997, the Company amended the $160.0 million revolving credit agreement by reducing the facility to $125.0 million and entered into a new $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended annually at the option of the banks. The terms and conditions of both facilities are the same. On September 23, 1998, the $125.0 million three year facility was increased by $35.75 million and the initial period was increased by one year. The base rate is the higher of the prime-lending rate or the Federal Reserve reported Federal funds rate. On December 30, 1998, the Company borrowed from an affiliate, Cofreth American Corporation, $50.0 million for acquisitions and project development. The $50.0 million was initially used to partially pay down the Corporate facility. The $50.0 million borrowing is subordinate and junior in right of payment to all other debt. The subordinated debt may be redeemed in whole or in part at the option of Cofreth American Corporation with the proceeds of an equity sale by the Company. The debt matures on December 31, 2010, and the interest rate is 7.38%.

     At December 31, 1998, the Company had $67.8 million of borrowings available under its credit facilities for working capital and general corporate purposes. The Company's loan agreements contain various restrictions and conditions, with which the Company is in compliance. Certain loan agreements restrict payments by subsidiaries to the Company, unless the payments are for specified purposes or the subsidiary meets certain covenants. Management believes that cash generated from operations, borrowings available under its credit facilities and access to capital markets provide adequate resources to meet ongoing operating needs and future capital expenditures related to the existing business and development of new projects. See Note 12 of the Notes to Consolidated Financial Statements for information on long-term debt.

     During 1998, stockholders' equity increased $2.4 million to $147.9 million. This increase reflects $6.3 million of net earnings, $1.2 million from the issuance of common stock and $.7 million of amortization of unearned compensation related to restricted shares, partially offset by $1.7 million of dividend payments to shareholders, a $2.3 million cumulative translation adjustment and the purchase of 129,989 shares of common stock for the treasury at a cost of $1.8 million.

     Capital Expenditures

     Capital expenditures were $42.9 million in 1998 compared with $39.4 million in 1997 and $47.6 million in 1996, as the Company continues to invest in capital improvements to increase efficiency, reduce costs, pursue new opportunities, expand production and improve facilities. Capital expenditures during 1998 included construction of a district chilled water system in downtown Kansas City and a major overhaul of the gas and steam turbines at the Nassau plant.

     Environmental Expenditures

     The Company's facilities are subject to governmental requirements with respect to the discharge of materials and otherwise relating to protection of the environment. The Company spent approximately $3.9 million and $4.4 million in 1998 and 1997, respectively, to comply with these requirements and estimates that its expenditures for environmental compliance in 1999 through 2001 will be approximately $12.4 million in the aggregate. These expenditures include improvements at certain facilities for air emission control equipment as required by the United States Clean Air Act (the "Clean Air Act"), wastewater discharge control equipment, asbestos control and replacement of CFC refrigerants.

     Acquisitions

     On January 22, 1998, the Company acquired all of the capital stock of Power Sources, Inc. (renamed Trigen-BioPower, Inc.) a biomass-to-energy power plant developer and operator, for a cash price of $44.1 million. On September 23, 1998, the Company purchased an additional 48% interest in Trigen-Nations Energy Company Limited Partnership from Nations Energy Corporation for $21.3 million. The acquisitions were funded from the Company's existing credit facilities. See
Note 5 of the Notes to Consolidated Financial Statements for information on the acquisition.

     Impact of New Accounting Standards

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 effective January 1, 1999. The effect of the adoption will be an after-tax charge of $5.3 million which will be reported as a cumulative effect of a change in accounting principle in the first quarter 1999 Consolidated Statements of Operations.

     Based on preliminary analyses, the Company does not expect that the future adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," will have a material effect on the Company's results of operations or financial condition.

     Year 2000 Date Conversion

     An issue affecting the Company and others is the inability of many computer systems and applications to process the year 2000 ("Y2K") and beyond. To address this problem, the Company has developed a plan that divides direction for Y2K preparedness into four responsibility areas. These areas are Plant Production, Plant Non-Production, Desktop Systems and Corporate Systems.

     Plant Production includes primary plant systems that produce steam, chilling and hot water, electricity and other forms of energy. A plan to upgrade all non-compliant software and hardware has been underway since 1996.
We plan to test our Plant Production systems for Y2K compatibility in the Spring of 1999. If any Plant and Production systems fail these tests, we plan to take additional steps to make those systems Y2K compatible as soon as possible. We anticipate that all primary plant systems will be compliant by the third quarter of 1999. If we are not successful in these efforts, we may experience operational difficulties in serving our customers at some locations.

     Plant Non-Production includes Y2K issues related to telecommunications hardware, climate control systems, security systems, elevators, parking controls, and related systems. Generally, these systems achieve 100% compliance with minor hardware upgrades or chip replacements from original parts manufacturers. At this time, we believe that all of our material Plant Non-Production systems are Y2K compliant.

     The Company anticipates all Desktop systems to be compliant by September 1999 and Corporate Systems, which includes financial and billing systems, to be compliant by December 1999. At this time, we believe our accounting system is Y2K compliant. The Company is in the process of upgrading its billing and other systems to achieve compliance. If we are not successful in these efforts, we believe that it would not impact our ability to serve our customers, although we may experience administrative difficulties.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company does not engage in the trading of market risk sensitive instruments in the normal course of business. The Company's short and long-term debt is subject to fixed and variable interest rates including rates primarily based on LIBOR. An analysis of debt is found in Notes 11 and 12 to Consolidated Financial Statements, Short-Term Debt and Long-Term Debt, included in this Annual Report. Based upon the debt balances at December 31, 1998, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $605,000 per year when three-month LIBOR is under 6.0% ranging to approximately $539,000 per year when three-month LIBOR is over 7.5%. Three-month LIBOR at December 31, 1998 was 5.08%.

     The Company uses financial instruments to limit the financial risk of increases in interest rates on its floating rate debt. The differential to be paid or received under financial instruments is accrued and recognized in interest expense as interest rates change. As of December 31, 1998, the Company had outstanding interest rate swap, cap and collar agreements related to $43.5 million of debt outstanding, with an average fixed interest rate of 5.8% and an average remaining life of 6 years. The cost to terminate the swap, cap and collar would be approximately $183,000 at December 31, 1998. We do not expect these financial instruments to have a material effect on our earnings or cash flows or on the fair value of these instruments.

Item 8. Financial Statements and Supplementary Data

     The financial statements and financial statement schedules that are filed as part of this Annual Report begin on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The principal accountant for the Company for the fiscal years ending December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997 was KPMG Peat Marwick LLP ("KPMG"). In 1998, we made a decision to change our principal accountant for our fiscal year ending December 31, 1998, for the reason set forth below. In 1998, the Audit Committee and the Board of Directors of the Company approved this determination.

     KPMG is also in the business of providing consulting services to clients with respect to issues related to the energy business. In 1997, a dispute arose between the Company and the consulting services division of KPMG with respect to the conduct of consulting services provided to a third party. That dispute was not resolved to the satisfaction of the Company. The change in principal accountant was not due to any matter regarding KPMG's accounting services. KPMG's report on the financial statements of the Company for 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Neither were there, during the 1996 and 1997 fiscal years or the period since December 31, 1997, any disagreement with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     In 1998, the Board of Directors selected Arthur Andersen LLP as our new principal accountant. This selection will be presented to the shareholders of the Company for ratification at our annual meeting of shareholders, which will take place on May 19, 1999.


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

     (a) (3) The Exhibits listed under "Index of Exhibits" on pages E-1 to E-3 hereof are filed as part of this Annual Report.

         (b) The following reports on Form 8-K were made during the period ended December 31, 1998:


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

     Item 4. Change in Registrant's Certifying Accountant, Amendment No. 3, April 7, 1998

     Item 4. Change in Registrant's Certifying Accountants, May 13, 1998

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                    INDEX TO FINANCIAL STATEMENTS AND
                      FINANCIAL STATEMENT SCHEDULES

                                                                      Page
Registrant's Financial Statements
     Independent Auditors' Report                                     F-2 , F-3
     Consolidated Balance Sheets as of December 31, 1998 and 1997     F-4
     Consolidated Statements of Operations for the Years Ended
          December 31, 1998, 1997 and 1996                            F-5
     Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996                            F-6
     Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 1998, 1997      and 1996                 F-7
     Notes to Consolidated Financial Statements                       F-8

Registrant's Financial Statement Schedules
     I    Condensed Financial Information of the Registrant as
            of December 31, 1998 and 1997 and for the Years
            Ended December 31, 1998, 1997 and 1996                    S-1
     II   Valuation and Qualifying Accounts for the Years Ended
            December 31, 1998, 1997 and 1996                          S-5

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
     Trigen Energy Corporation:

     We have audited the accompanying consolidated balance sheet of Trigen Energy Corporation and subsidiaries as of December 31, 1998, and the related consolidated statement of operations, cash flows and stockholders' equity for the year then ended. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trigen Energy Corporation and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedules listed in the accompanying index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules, as of December 31, 1998 and for the year then ended, have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Stamford, Connecticut
February 8, 1999

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors
     Trigen Energy Corporation:

     We have audited the accompanying consolidated balance sheet of Trigen Energy Corporation and subsidiaries as of December 31, 1997, and the related consolidated statement of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the information in the financial statement schedules as listed in the accompanying index as of December 31, 1997 and for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trigen Energy Corporation and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, as of and for the periods described above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                        KPMG LLP

February 3, 1998
Stamford, Connecticut

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1998 and 1997
                    (In thousands, except share data)

                                                       1998           1997
                                                                      ----      --
                                                                   --
                              ASSETS
Current assets:
Cash and cash equivalents                              $ 10,074       $ 8,967
Accounts receivable
     Trade (less allowance for doubtful accounts of
        $1,187 in 1998 and $1,074 in 1997)               35,236       34,866
     Other                                                5,686       10,815
                                                       --------       ------
     Total accounts receivable                           40,922       45,681
Inventories                                               7,074        7,054
Prepaid expenses and other current assets                 8,016        7,985
                                                       --------       ------
     Total current assets                                66,086       69,687
Restricted cash and cash equivalents                      4,623        4,726
Property, plant and equipment, net                      442,755      388,448
Investment in non-consolidated partnerships              30,319       19,560
Intangible assets, net                                   49,968       21,454
Deferred costs and other assets, net                     24,405       22,094
                                                       --------       ------
     Total assets                                      $618,156     $525,969
                                                       ========     ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt                                        $ 15,000      $14,200
Current portion of long-term debt                        16,398       14,499
Accounts payable                                          4,756       10,053
Accrued income taxes                                      5,728        3,933
Accrued fuel                                             14,121       11,545
Accrued expenses and other current liabilities           19,626       17,552
                                                       --------       ------
     Total current liabilities                           75,629       71,782
Long-term debt                                          343,685      256,361
Other liabilities                                         4,254        4,786
Deferred income taxes                                    39,422       31,237
                                                       --------       ------
     Total liabilities                                  462,990      364,166
Minority interests in subsidiaries                        7,238       16,321
Stockholders' equity:
Preferred stock-$.01 par value, authorized
   and unissued 15,000,000 shares                           -             -
Common stock-$.01 par value, authorized 60,000,000
   shares, issued and outstanding 12,417,934
   shares in 1998 and 12,070,162 shares in 1997             124          121
Additional paid-in capital                              120,595      114,157
Retained earnings                                        36,417       31,881
Unearned compensation - restricted stock                 (4,967)          -
Cumulative translation adjustment                        (2,002)         296
Treasury stock, at cost, 145,842 shares in 1998
    and 45,500 shares in 1997                            (2,239)        (973)
                                                       ---------      -------
     Total stockholders' equity                         147,928       145,482
                                                       ---------      -------
     Total liabilities and stockholders' equity        $618,156      $525,969
                                                       ---------     --------

See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 1998, 1997 and 1996
               (In thousands, except per share data)

                                                  1998      1997      1996
                                                  ----      ----      ----
Revenues
Thermal energy                                    $182,432  $179,527  $187,740
Electric energy                                     42,667    48,997    44,663
Equity in earnings/(losses) of non-
     consolidated partnerships                       4,475    (1,401)      322
Fees earned and other revenues                      12,820    13,528    10,909
                                                  --------  --------  --------
Total revenues                                     242,394   240,651   243,634
Operating expenses
Fuel and consumables                                95,957   114,168   118,304
Production and operating costs                      53,840    47,086    43,959
Depreciation                                        19,780    16,021     7,595
General and administrative                          40,994    34,633    30,638
                                                  --------  --------  --------
Total operating expenses                           210,571    211,908  200,496
                                                  --------  --------- --------
Operating income                                    31,823     28,743   43,138
Other income (expense)
Interest expense                                   (23,742)   (18,976) (18,840)
Other income, net                                    5,570      2,448    1,603
                                                  --------  --------- --------
Earnings before minority interests, income
     taxes and extraordinary item                   13,651     12,215   25,901
Minority interests in earnings of subsidiaries..    (2,519)    (3,699)  (2,598)
                                                  --------  --------- --------
Earnings before income taxes and extraordinary item 11,132      8,516   23,303
Income taxes                                         4,575      3,491    9,252
                                                  --------  --------- --------
Earnings before extraordinary item                   6,557      5,025   14,051
Extraordinary loss from extinguishment of debt,
     net of income tax benefit                        (299)      -      (1,943)
                                                  --------  --------- --------
Net earnings                                      $  6,258  $   5,025 $ 12,108
                                                  --------  --------- --------
Basic earnings per common share
Before extraordinary item                         $    .55  $     .42 $   1.21
Extraordinary loss                                    (.03)       -       (.17)
                                                  --------  --------  --------
Net earnings                                      $    .52  $     .42 $   1.04
                                                  --------  --------- --------
Diluted earnings per common share
Before extraordinary item                         $    .55  $     .41 $   1.20
Extraordinary loss                                    (.03)       -       (.17)
                                                  --------  --------- ---------
Net earnings                                      $    .52  $     .41 $   1.03
                                                  --------  --------- --------
Average common shares outstanding                   12,007     12,011   11,612
                                                  --------  --------- --------
Average common and common equivalent shares
     outstanding                                    12,009     12,130   11,694
                                                  --------  --------- --------
Dividends per common share                        $    .14  $     .14 $    .14
                                                  --------  --------- --------

See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1998, 1997 and 1996
                              (In thousands)
                                                  1998      1997      1996
                                                  ----      ----      ----
Cash flows from operating activities
Net earnings                                      $6,258    $5,025    $12,108
Reconciliation of net earnings to cash
     provided by operating activities
Extraordinary item                                    299        -      1,943
Depreciation and amortization                      25,224    19,504    10,333
Deferred income taxes                               1,824       863     4,871
Provision for doubtful accounts                       317       331       664
Gain on sale of marketable securities                 -       ( 612)       -
Minority interests in subsidiaries                  2,519     3,699     2,598
Changes in assets and liabilities, net of
     effects of acquisitions
Accounts receivable                                 4,447   ( 7,097)     (984)
Inventories and other current assets                1,451      (422)   (1,613)
Accounts payable and other current liabilities    ( 1,285)    1,866     1,848
Noncurrent assets and liabilities                 ( 4,659)      173    (4,149)
                                                  --------  --------  --------
Net cash provided by operating activities          36,395    23,330    27,619
                                                  --------  --------  --------
Cash flows from investing activities
Acquisition of energy facilities                  (67,901)       -         -
Capital expenditures                              (42,910)  (39,415)  (47,641)
Purchase of a fuel management agreement and
     related inventory                                 -    ( 8,871)       -
Proceeds on sale of property, plant and equipment     737     3,000        -
Investment in non-consolidated partnerships        (6,417)  (12,294)   (1,911)
Purchase of marketable securities                      -    ( 4,139)       -
Sale of marketable securities                          -      4,751        -
Proceeds of condemnation award, net                    -        -       6,821
                                                  --------  --------  --------
     Net cash used in investing activities        (116,491) (56,968)  (42,731)
                                                  --------- --------  --------
Cash flows from financing activities
Short-term debt, net                                   800   ( 4,300)   4,335
Proceeds from long-term debt                      122,510    77,253    42,384
Payments of long-term debt                        (37,576)  (46,379)  (28,934)
Sale of interest rate caps                             -         -      1,003
Dividends paid                                    ( 1,722)  ( 1,682)  ( 1,640)
Issuance of common stock, net                     (   562)    1,309     5,949
Distribution to minority interests                  2,350)   (4,146)   (2,884)
                                                  --------  --------  --------
Net cash provided by financing activities          81,100    22,055    20,213
                                                  --------  --------  --------
Cash and cash equivalents
Increase/(decrease)                                 1,004   (11,583)    5,101
At beginning of period                             13,693    25,276    20,175
                                                  --------  --------  --------
At end of period                                  $14,697   $13,693   $25,276
                                                  --------  --------  --------
Current                                           $10,074   $ 8,967   $14,598
Noncurrent                                          4,623     4,726    10,678
                                                  --------  --------  --------
At end of period                                  $14,697   $13,693   $25,276
                                                  --------  --------  --------
Supplemental disclosure of cash flow information
Non-cash investing activity
Acquisition of subsidiary                              -         -    $ 1,037
                                                  -------   -------   --------
Non-cash financing activity
Issuance of common stock for acquisition of
     subsidiary                                        -         -    $ 1,037
                                                  -------   -------   --------
Issuance of common stock for extinguishment
     of long-term debt                                 -         -    $ 4,250
                                                  -------   -------   --------

See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Years Ended December 31, 1998, 1997 and 1996
                    (In thousands, except share data)


                                                       Additional
                                Common Stock           Paid-In        Retained
                              Shares         Amount    Capital        Earnings

Balance, December 31, 1995    11,416,418     $114      $100,788       $18,070
Issuance of common stock         594,179        6        12,048            -
Repurchase of common stock         -           -            -              -
Dividends                          -           -            -          (1,640)
Comprehensive income:
Net earnings                       -           -            -          12,108
Cumulative translation adj.        -           -            -              -
  Total comprehensive income       -           -            -              -
                              ----------     -----     -------         -----
---
Balance, December 31, 1996    12,010,597     120       112,836         28,538

Issuance of common stock          59,565       1         1,321             -
Repurchase of common stock          -          -             -             -
Dividends                           -          -             -        ( 1,682)
Comprehensive income:
Net earnings                       -           -             -          5,025
Cumulative translation adj.        -           -             -
-Total comprehensive income        -           -             -            -
                              ----------     ------    --------       ------
Balance, December 31, 1997    12,070,162     121       114,157         31,881
Issuance of common stock         347,772       3         6,409             -
Repurchase of common stock         -           -             -             -
Dividends                          -           -            29       ( 1,722)
Amortization of unearned
     compensation                  -           -             -             -
Comprehensive income:
Net earnings                       -           -             -          6,258
Cumulative translation adj.        -           -             -             -
  Total comprehensive income       -           -             -             -
                              ----------          ----      --------       -----
--
Balance, December 31, 1998    12,417,934          $124      $120,595    $36,417
                              ==========          ====      ========    =======


                              Unearned
                              Compensation  Cumulative
                              -Restricted   Translation       Treasury Stock
                              Stock         Adjustment   Shares   Amount  Total
                              ------------   ----------  --------  -----  -----
Balance, December 31, 1995    $    -        $   -        7,268   $(142) $118,830
Issuance of common stock           -            -           -      -    12,054
Repurchase of common stock         -            -       38,872    (818)    (818)
Dividends                          -            -           -       -    (1,640)
Comprehensive income:
Net earnings                       -            -          -                -
Cumulative translation adj.        -           136          -       -      -
  Total comprehensive income       -            -           -        -    12,244
                              -----------    -----------    -----  -------------
Balance, December 31, 1996         -           136        46,140  (960)  140,670
Issuance of common stock           -            -         (30,640)  637    1,959
Repurchase of common stock         -            -         30,000  (650)    (650)
Dividends                          -            -             -     -    (1,682)
Comprehensive income:
Net earnings                       -            -         -    -       -
Cumulative translation adj.        -           160                  -     -  -
Total comprehensive income         -           -                -   -    5,185
                              -------     -------           ------ -----  -----
Balance, December 31, 1997         -          296          45,500  (973) 145,482
Issuance of common stock      (5,707)          -          (29,647)  476    1,181
Repurchase of common stock         -           -          129,989 (1,742)(1,742)
Dividends                        (29)          -              -      -   (1,722)
Amortization of unearned
     compensation                 769          -              -      -      769
Comprehensive income:
Net earnings                       -           -              -       -
Cumulative translation adj.        -      (2,298)          -             -
  Total comprehensive income      -             -         -          -   3,960
                              --------  ---------  ---------      -------  -----
---
Balance, December 31, 1998    $(4,967)  $(2,002)  145,842   $(2,239)  $147,928
                              =======   =======   =======   ========  =========

See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

     Trigen Energy Corporation (the "Parent Company", and together with its subsidiaries, the "Company") develops, owns and operates commercial and industrial energy systems in the United States and Canada. The Company uses its expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity. The Company combines heat and power generation, producing electricity as a by-product, for use in its facilities and for sale to customers. At December 31, 1998, the Company operated 41 plants at 27 locations.

     Suez Lyonnaise Des Eaux, a French corporation, through its energy services affiliate Elyo, a French corporation, owns 52.8% of the Company's common stock. Elyo and the Company have entered into a licensing agreement to provide technical assistance to the Company to construct, operate and maintain community energy systems within North America, as well as the right to use patents and licenses of Elyo in connection with the generation and distribution of electricity, chilled water and waste incineration.

     The Company has established joint ventures with electric utilities to develop and operate combined heat and power plants. The Company's equity share in the operating results of these joint ventures is reported in equity in earnings/(losses) of non-consolidated partnerships in the Consolidated Statements of Operations.

     A significant portion of the Company's revenues and operating profit are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

2. Summary of Accounting Policies

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Based on preliminary analyses, the Company does not expect the future adoption of SFAS No. 133 will have a material effect on results of operations and financial condition.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 effective January 1, 1999. The effect of the adoption will be an after-tax charge of $5.3 million which will be reported as a cumulative effect of a change in accounting principle in the first quarter 1999 Consolidated Statements of Operations.

     In January 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     In December 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per common share in the Consolidated Statements of Operations and a reconciliation of earnings and shares between the basic and diluted computations.

     Long term assets are reviewed for impairment following the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Principles of Consolidation

     The consolidated financial statements include the accounts of the Parent Company and all wholly-and majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

     Certain reclassifications have been made to the prior years' financial statements to conform to the 1998 presentation.

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

Revenue Recognition

     Revenue for energy sold includes both fixed charges and amounts based on energy delivered. Contract rates are either directly negotiated with the customer or approved by the applicable regulatory authority. Sales not billed by month-end are accrued based upon estimated usage. Fees earned are recognized as services are performed.

     There are two customers whose revenues were more than 10% of total Company revenues. Revenues for one customer were 12%, 13% and 12% of total Company revenues in 1998, 1997 and 1996, respectively. The other customer accounted for 11%, 13% and 12% of total revenues in 1998, 1997 and 1996, respectively. These two customers accounted for 21% of the total trade receivable balance at December 31, 1998.

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

Inventories

     Inventories are comprised principally of fuel, operating supplies and spare parts. Fuel inventories are stated at cost determined on a first-in, first-out basis and materials and supplies and spare parts are stated at average cost. The portion of spare parts inventories not expected to be used within one year is classified as non-current.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation is computed by the straight-line method over the estimated useful lives commencing when assets, or major components thereof, are placed in service. Renewals or betterments are capitalized, while maintenance and repair costs are expensed.


Deferred Cost and Other Assets

     Included in deferred costs and other assets are capitalized costs associated with debt financing, development projects and other non-current assets. Financing costs are capitalized and amortized over the debt term using methods that approximate the interest method. Costs incurred in developing energy generation facilities after the execution of binding contracts are accumulated by project and included in the acquisition cost or as construction in process for that project.


Intangible Assets

     Included in intangible assets are costs in excess of the net assets of acquired companies, non-compete agreements with former majority owners of acquired companies, a fuel management contract and organization costs. The costs in excess of the net assets of acquired companies is being amortized over periods not exceeding 32 years. The non-compete and fuel management agreements are being amortized over the terms of the agreements, 15 and 19 years, respectively. The Company continuously assesses the recoverability of these intangible assets by evaluating whether the amortization of the intangible assets over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. The amount of impairment, if any, is measured based on projected discounted future results, using a discount rate reflecting the Company's average cost of funds.

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

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes following the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Environmental Expenditures

     Expenditures that relate to an existing condition, which do not contribute to current or future revenue generation and expenditures incurred for environmental compliance with respect to pollution prevention and ongoing monitoring programs, are expensed as incurred. Expenditures that increase the value of the property are capitalized.

Earnings Per Common Share

     Following is a reconciliation of basic earnings per common share to diluted earnings per common share for the two years ended December 31, 1998 (in thousands, except per share data).

                                             1998                1997
                                             ----                ----
                                        Basic     Diluted   Basic     Diluted
                                        -----     -------   -----     -------

Earnings before extraordinary item      $6,557    $6,557    $5,025    $5,025
                                        ------    ------    ------    ------
Average equivalent shares
Common shares outstanding               12,007    12,007    12,011    12,011
Stock options                                -         2         -       119
                                        --------  --------  --------  -------
Average equivalent shares               12,007    12,009    12,011    12,130
Earnings per common share               $  .55    $  .55    $  .42    $  .41
                                        ======    ======    ======    ======

     Certain stock options are not considered in the above computations due to the fact that they would be anti-dilutive.


3.   Supplementary Income Information

     Included in other income, net for the year ended December 31, 1998, were pre-tax gains of $2,102,000 from the sale of nitrogen oxide emission allowances and $1,678,000 from an insurance settlement.

4.   Extraordinary Item

     The Company incurred extraordinary charges of $299,000, net of a tax benefit of $161,000,in 1998 and $1,943,000, net of a $1,046,000 tax benefit, in
1996 in connection with the early retirement of debt.

5.   Acquisitions

     On January 22, 1998, the Company acquired all of the capital stock of Power Sources, Inc. (renamed Trigen-BioPower, Inc.), a biomass-to-energy power plant developer and operator, for a total cash investment of $44,100,000, funded from the Company's existing credit facility. Trigen-BioPower had revenues of $18,967,000 and net earnings of $2,441,000 for the twelve-month period ended December 31, 1997. Results for Trigen-BioPower are included with those of the Company since the date of acquisition.

     The acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The excess of the purchase price over the net assets was $10,398,000 and is being amortized over a period of 30 years. The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Current assets                              $  3,325
Property, plant equipment                     32,265
Intangibles                                   11,687
Costs in excess of net assets acquired        10,398
Current liabilities                          ( 2,147)
Long-term debt                               ( 4,290)
Other liabilities                            ( 7,138)
                                             --------
     Total purchase price                    $44,100
                                             =======

     The following unaudited pro forma summary presents the consolidated results of operations for the year ended December 31, 1998 and the year ended December 31, 1997 as if the acquisition had occurred at the beginning of the years presented (in thousands, except per share data):

                                             1998      1997
                                             ----      ----
Revenues                                     $243,531  $259,618
Earnings before extraordinary item              6,627     5,325
Diluted earnings per common share -
     Before extraordinary item               $    .55  $    .44

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

     On September 23, 1998, the Company purchased for $21,250,000 an additional 48% interest in the Trigen-Nations Energy Company Limited Partnership from Nations Energy Corporation. This limited partnership owns the energy production assets in service to Coors Brewing Company in Golden, Colorado. The excess of purchase price over the net assets purchased was $9,547,000 and is being amortized over a period not exceeding 32 years. This purchase increases the Company's investment in Trigen-Nations Energy Company from 51% to 99%.

6.   Restricted Funds

Under the terms of the Company's debt agreements, a portion of the cash of the operating subsidiaries is restricted in use, first to paying the operating costs of the respective subsidiary, then its debt service obligations, in the priority stipulated in the respective debt agreements. Restricted funds at December 31, 1998 and 1997 were (in thousands):

                                        1998                1997
                                        ----                ----
                              Current   Non-Current    Current   Non-Current
                              -------   -----------    -------   -----------
Restricted                    $  8,699  $4,623         $5,006    $ 4,726
Unrestricted                     1,375       -          3,961          -
                              --------  ----------     -------   -------
Cash and cash equivalents     $ 10,074   $4,623        $8,967    $ 4,726
                              =======   =======        ======    =======

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

7.   Inventories

     Inventories at December 31, 1998 and 1997 were (in thousands):

                                         1998      1997
                                        ------    ------
Fuel                                    $2,200    $2,055
Operating supplies and spare parts       4,874     4,999
                                        -------   ------
Total                                   $7,074    $7,054
                                        ======    ======

     At December 31, 1998, the Company had purchase commitments for fuel at prices discounted from the spot market and at fixed prices. The aggregate commitment under these contracts is estimated to be $14.0 million based on current spot prices. These contracts expire at varying dates from August 1999 through September 2000.

     The Company has fuel cost pass-through clauses in its rates with customers for all of these commitments.

8.   Property, Plant and Equipment

     Property, plant and equipment at December 31, 1998 and 1997 was (in thousands):

                                      Estimated Useful
                                        Lives (Years)     1998      1997
                                                          ----      ----
Land                                       -             $ 10,418  $ 10,418
Plant, machinery and equipment           15-35            454,854   392,643
Buildings                                  40              41,556    34,607
Furniture, fixtures and leasehold
     improvements                         3-5               9,225     7,611
Construction in process                   -                22,147    20,421
                                                        --------- ---------
                                                          538,200   465,700
Less: Accumulated depreciation                            (95,445)  (77,252)
                                                       ---------  --------
                                                         $442,755  $388,448
                                                       =========  ========

     Substantially all of the Company's assets are pledged as collateral under the Company's debt agreements (Note 12).

9.   Intangible Assets

     Intangible assets at December 31, 1998 and 1997 were (in thousands):

                                             1998           1997
                                             ----           ----
Costs in excess of net assets acquired       $25,545        $  5,599
Non-compete agreements                        21,667          10,000
Fuel management agreement                      8,500           8,500
Organization costs                             3,333           3,496
                                             -------        --------
                                              59,045          27,595
Less: Accumulated amortization                (9,077)         (6,141)
                                             -------        --------
                                             $49,968         $21,454
                                             =======        ========

     Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $2,936,000, $1,651,000, and $1,415,000, respectively.


10.  Deferred Costs and Other Assets

     Deferred costs and other assets at December 31, 1998 and 1997 were (in thousands):
                                             1998           1997
                                             -------        -------
Deferred financing costs                     $17,890        $18,066
Less: Accumulated amortization                (9,434)        (7,928)
                                             -------        -------
                                               8,456         10,138
Project development costs                      6,443          1,855
Non-current receivables                        4,619          3,480
Non-current inventories                        2,162          2,038
Other                                          2,725          4,583
                                             -------        -------
                                             $24,405        $22,094
                                             =======        =======

     Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $1,605,000, $1,830,000 and $1,323,000, respectively.


11.  Short-term Debt

     United Thermal Corporation, a wholly-owned subsidiary of the Parent Company, together with its affiliated companies ("UTC") have a $15 million revolving credit facility available (the "UTC Revolver") through June 30, 1999, and, upon approval of the lender, for additional one year periods thereafter. The UTC Revolver is secured pro rata with the UTC Term Loan (Note 12). UTC is required to have 60 consecutive days each year with no outstanding borrowings under the UTC Revolver. UTC has several interest rate options under the UTC Revolver including LIBOR. The balances outstanding under this facility at December 31, 1998 and 1997 were $15 million and $14.2 million, respectively, and the average rates on these borrowings were 6.5% in 1998 and 6.6% in 1997. The effective rate at December 31, 1998 was 6.3%.


12.  Long-term Debt

     Long-term debt outstanding at December 31, 1998 and 1997 was (in thousands):
                                        1998           1997
                                        ----           ----
1997 credit facility (a)                $128,000       $74,500
UTC term loan (b)                         50,441        58,441
Nassau term loan (c)                      41,664        44,939
Nassau bonds (c)                          14,350        14,350
Trenton bonds (d)                         34,625        35,995
Oklahoma term loan (e)                    16,311        17,579
Oklahoma bonds (e)                         4,920         4,920
Trigen Energy Canada term loan (f)        18,272        20,136
Trigen-BioPower credit facility (g)        1,500            -
Subordinated debt (h)                     50,000            -
                                        --------       -------
                                         360,083       270,860
Less: Current portion included above     (16,398)      (14,499)
                                        --------       -------
                                        $343,685       $256,361
                                        =========      ========

(a) On April 4, 1997, the Company entered into a $160.0 million revolving credit agreement with several banks. This facility was used to repay indebtedness outstanding under a $62.5 million credit facility entered into in 1995. The $160.0 million facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Company's option, at an annual rate equal to the base rate or the LIBOR rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%.On June 10, 1997, the Company amended the $160.0 million credit agreement by reduc-ing the facility to $125.0 million and entered into a $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended annually at the option of the banks. The terms and conditions of both facilities are the same. On September 23, 1998, the $125.0 million three year facility was increased by $35.75 million and the initial period was increased by one year. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate. The average effective rate on the facility was 6.2% in 1998 and the rate at December 31, 1998 was 6.3%.

(b) The UTC term loan and the UTC Revolver (Note 11) (together the "UTC Debt") are secured by all the assets and revenues of UTC. The Parent Company has guaranteed the UTC Debt in an amount which is limited, except for liabilities of UTC arising from environmental matters, to the lesser of $31.7 million and one-third of the UTC Debt commitments.

Interest on the UTC term loan is at variable rates based on LIBOR. The average effective rate was 7.8% in 1998, 7.3% in 1997 and 7.6% in 1996. The rate at December 31, 1998 was 7.2%. UTC has purchased interest rate protection agreements (Note 13). Principal repayments commenced in June 1994, with final maturity in September 2004.

(c) Interest on the Nassau term loan is at variable rates based on LIBOR. The average effective rate was 6.8% in 1998, 6.7% in 1997 and 6.8% in 1996. At December 31, 1998, the effective rate was 6.5%. Principal repayments commenced in June 1992, with final maturity in December 2003.

The Nassau bonds were issued by the Town of Hempstead Industrial Development Authority. In February 1998, the Nassau bonds were refinanced as variable rate demand tax-exempt industrial development bonds. A bank has issued a letter of credit in favor of the bondholders in the event of default. Interest is variable, and the average effective rate was 3.78% in 1998.

The Nassau term loan and the Nassau bonds are without recourse to the Parent Company. All the assets and revenues of Trigen-Nassau Energy Corporation ("Trigen-Nassau"), a wholly owned subsidiary of the Parent Company are pledged to secure the term loan and bonds. Upon certain events, Trigen-Nassau will be required to enter into interest rate protection agreements the effect of which is to fix the rate on 50% of the aggregate outstanding principal amounts of the term loan and bonds for a minimum of five years.

(d) The Trenton bonds were issued by the New Jersey Economic Development Authority, and are payable solely from revenues and other funds pledged by Trigen-Trenton Energy Company, L.P. a majority-owned subsidiary of the Parent Company. The bonds require annual sinking fund payments that began December 1993 with final maturity in December 2010. The interest rates were fixed to maturity at 6.1%-6.2% on $34.6 million of the bonds (the tax-exempt portion).

(e) Interest on the Oklahoma term loan is at variable rates based on LIBOR. The average effective rate was 7.0% in 1998, 7.1% in 1997 and 6.9% in 1996. The rate at December 31, 1998, was 6.5%. Principal repayments commenced in December 1994, with final maturity in September 2007.

The Oklahoma bonds were issued by the Oklahoma City Industrial and Cultural Facilities Trust. Interest is 6.75% per year. Principal payments are due from 2008 through 2017. A bank has issued a letter of credit in favor of the bondholders in the event of default.

The Oklahoma term loan and the Oklahoma bonds are without recourse to the Parent Company. All the assets of Trigen-Oklahoma Energy Corporation ("Trigen-Oklahoma"), a wholly owned subsidiary of the Parent Company, are pledged to secure the term loan and bonds. Upon certain events, Trigen-Oklahoma will be required to enter into interest rate protection agreements the effect of which is to fix the rate on 75% of the aggregate outstanding principal amounts of the term loan and bonds for an average life of seven years.

(f) Interest on the term loan for Trigen Energy Canada Inc., a wholly owned subsidiary of the Parent Company, ("Trigen-Canada") was at variable rates during 1998 based on Canadian bankers' acceptances. The average effective rate was 5.39% in 1998, 4.6% in 1997 and 4.7% in 1996. At December 31, 1997, Trigen-
Canada entered into an interest rate swap agreement fixing the rate on the outstanding principal amount (Note 13). The rate at December 31, 1998 was 5.3%. The term loan is secured by the assets of Trigen-Canada, with limited recourse to the Parent Company in the event of any shortfall in debt service payments by Trigen-Canada.

(g) The Trigen-BioPower ("BioPower") secured revolving credit facility is without recourse to the Parent Company. All the assets of BioPower, a wholly owned subsidiary of the Parent Company are pledged to secure the loan. The facility requires BioPower to meet certain financial tests and contains restrictions.

(h) On December 30, 1998, the Company borrowed from an affiliate, Cofreth American Corporation, $50.0 million for acquisitions and project development. The $50.0 million was initially used to partially pay down the Corporate facility. The $50.0 million is subordinate and junior in right of payment to all other debt. The subordinated debt may be redeemed in whole or in part at the option of Cofreth American Corporation with the net proceeds of an equity sale by the Company. The debt matures on December 31, 2010 and the interest rate is 7.38%.

The Company's debt agreements limit or restrict cash payments, the payment of dividends, capital expenditures, incurrence of new debt and transactions with affiliates. At December 31, 1998, the Company was in compliance with all covenants contained in its debt agreements (See Note 21 for default information related to Grays Ferry Cogeneration Partnership).

Maturities of long-term debt for the next five years are as follows (in thousands):

        1999         $16,399
        2000          17,307
        2001          18,449
        2002          20,002
        2003         165,706

Based upon the debt balances at December 31, 1998, a change in the LIBOR rate of
 .25% would have a corresponding change in interest expense of approximately $605,000 per year when three-month LIBOR is under 6.0% ranging to approximately $539,000 per year when three-month LIBOR is over 7.5%. Three-month LIBOR at December 31, 1998 was 5.08%.

     Cash paid for interest was $21.0 million, $17.3 million and $17.5 million in 1998, 1997 and 1996, respectively.

13.  Financial Instruments

     The estimated fair value of long term debt approximates carrying value at December 31, 1998. The fair value of receivables, payables and short-term debt approximates carrying value at December 31, 1998 due to the short-term maturity of these instruments.

     As of December 31, 1998, the Company had outstanding interest rate swap, cap and collar agreements related to $43.5 million of debt outstanding, with an average fixed interest rate of 5.8% and an average remaining life of 6 years. The fair value of the swap, cap and collar agreements was a payable of $183,000.

     In addition to the letters of credit issued with respect to the Nassau and Oklahoma bonds (Note 12), the Company had outstanding a contingent liability for letters of credit of $5.8 million at December 31, 1998.

14.  Leases

     The Company has entered into various leasing arrangements for office space, land and equipment. These arrangements are accounted for as operating leases.

Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year at December 31, 1998 are (in thousands):

     1999                          $ 3,232
     2000                            3,319
     2001                            2,905
     2002                            2,533
     2003                            2,425
     Thereafter                     18,059
     Total minimum payments        $32,473

     Excluded from the above future minimum rental payments are two operating leases, one for a term of 25 years and the other for 99 years. The 25-year lease is for land, facilities and equipment and the 99-year lease is for land. The current annual rental payments for these leases are $912,000 and the total remaining commitments at December 31, 1998 are estimated to be $28.4 million.

     Rental expense was $4,201,000 in 1998, $3,653,000 in 1997 and $2,932,000 in
1996.

15.  Stock Options

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

     Stock options outstanding under the stock incentive plan were granted at a price equal to 100% of the market price on the date of grant. Stock options granted to non-employee directors are exercisable six months from the date of grant, and are exercisable until the earlier of the tenth anniversary of the date of grant, or the first anniversary of leaving the Board of Directors. Stock options granted to employees vest at the rate of 20% per year, starting on the first anniversary of the grant date and are exercisable over a period of ten years from the date of grant, with the exception of grants of stock options in 1995 for 18,800 shares, which vested immediately.

     During 1998, the Company reviewed the stock option program and approved an option exchange program covering 291,100 outstanding stock options which were granted under the 1997 stock-based compensation program with stock exercise prices greater than $14.00 per share. This exchange program provided that all eligible management had the right to exchange existing options with strike prices greater than $14.00 for new options with a strike price of $14.00.

Information relating to stock options granted during 1998, 1997 and 1996 is summarized as follows:

                                             Number of      Average
                                             Shares         Exercise Price
                                             ---------      --------------
Outstanding December 31, 1995                567,300        $16.54
Granted                                       67,200        20.05
Exercised                                    (38,500)       16.05
Canceled                                     (31,940)       16.95
                                             ---------
Balance December 31, 1996                    564,060        17.05
Granted                                      371,500        21.37
Exercised                                    (24,740)       17.08
Canceled                                     (43,290)       18.34
                                             --------
Balance December 31, 1997                    867,530        18.83
Granted                                       38,100        13.84
Exercised                                       (730)       15.75
Canceled                                     (95,990)       19.05
                                             --------
Balance December 31, 1998                    808,910        18.57
                                             -------

The following summarizes information about stock options outstanding at December 31, 1998.

                              Outstanding         Exercisable
                              ----------------    ------------
Range of                 Average   Average                  Average
Exercise Prices  Options Life (a)  Exercise Price Options   Exercise Price
---------------  ------- -------   -------------- -------   --------------
$11.88 - $19.75  735,210   8.1     $16.40          370,788   $15.79
20.00  -  24.00   54,200   7.4      21.55           39,380    21.46
24.25  -  27.75   19,500   8.4      25.43            7,400    26.11
                 -------   ---     ------          -------    -----
     Total       808,910   8.0     $18.89          417,568   $16.50
                 -------   ---     ------          -------   ------
_________
(a)  Average contractual life remaining in years.

     The Company applies APB 25 in accounting for its stock option plan. Accordingly, compensation expense would be recorded on the date of grant only if the current market price of the Company's common stock exceeded the exercise price. Had compensation expense for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with FAS No. 123, net earnings would have decreased by $557,102 ($.05 per common share) and $341,000 ($.03 per common share) in 1998 and 1997, respectively.

     The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: risk free interest rates of 5.3% and 6.2% for 1998 and 1997, respectively; annual dividend yields of 1.22% and .7% for 1998 and 1997, respectively; expected option life of 8 years for 1998 and 8.4 years for 1997; and volatility of 37% and 31% for 1998 and 1997, respectively. The weighted average fair value of an option granted during 1998 and 1997 was $6.33 and $10.15 per share, respectively.

     In connection with the employee stock purchase plan, the Company allocated 200,000 shares of common stock for purchases pursuant to such plan. Stock purchased in 1998, 1997 and 1996 pursuant to the employee stock purchase plan was 46,050, 32,028 and 28,325 shares, respectively. The acquisition price of the stock is 85% of the lower of the closing market price on the first and last day of the six-month purchase period.

Restricted Stock

     The Company launched a long-term restricted stock-based compensation program in 1997. The program's primary objective is to focus management on increasing shareholder value. The program has two components: (a) stock ownership goals; and (b) a restricted share award. The restricted shares, which have a life cycle of eight years, will remain restricted until the Company announces accumulated basic Earnings per Share over four consecutive fiscal quarters of $2.08. This earnings target represents a doubling of the Company's 1996 Earnings per Share figure. In addition to the earnings target, the shares are also restricted from vesting unless the participant achieves his/her prescribed stock ownership levels. Each participant has been provided with a stock ownership target. The stock ownership targets are stated as a percentage of the participant's restricted share award and the percentages are progressive based on the increase in role and responsibility.

     During 1998, the Company granted 330,575 restricted shares to certain employees. Deferred compensation based on the market price of the stock on the date of the grants totaling $6,333,000 was recorded in 1998. 34,800 restricted shares were canceled in 1998 due to employees leaving the Company, resulting in a reduction in unearned compensation of $692,000. The Company is amortizing this unearned compensation into earnings over a vesting period of eight years.


16.  Retirement Plans

     The Company sponsors a 401(k) Plan which allows participants to make contributions pursuant to Section 401(k) of the Internal Revenue Code. The Company matches employee contributions in varying percentages according to a schedule up to an annual maximum Company contribution of approximately $1,290 per employee. Employees vest immediately in both employee and Company contributions. Company contributions to the 401(k) Plan were $1,003,000 (including the cost of 21,576 shares of Company common stock), $1,099,000 (including the cost of 23,902 shares of Company common stock), and $1,375,000 (including the cost of 27,460 shares of Company common stock) in 1998, 1997 and 1996, respectively. Effective January 1, 1995, the 401(k) Plan was open to all Company employees excluding certain employees covered by other retirement plans.

     Benefits payable under a defined benefit plan were frozen as of December 31, 1994 pending vesting and distribution to participants. Benefits under the plan are based primarily on salary during the term of employment and length of service. Pension expense was $39,000, $316,000 and $122,000 in 1998, 1997 and
1996, respectively. The Company's net obligation under the plan at December 31, 1998 was not significant.

17.  Income Taxes

     The provision for income taxes was (in thousands):

                         1998                     1997
                         ----                     ----
               Current   Deferred  Total     Current   Deferred  Total
               -------   --------  -----     -------   --------  -----
State/Local    $1,147    $  106    $1,253    $  738    $  45     $ 783
U.S. Federal
   & foreign    1,604     1,718     3,322     1,890      818      2,708
               ------    ------    ------    ------    -----     ------
Total          $2,751    $1,824    $4,575    $2,628    $863      $3,491
               ======    ======    ======    ======    ====      ======


                                        1996
                                        ----
                              Current   Deferred  Total
                              -------   --------  -----
State/Local                   $1,081    $  492    $1,573
U.S. Federal
   & foreign                   3,300     4,379     7,679
                              ------    ------    ------
Total                         $4,381    $4,871    $9,252
                              ======    ======    ======


The tax effects of temporary differences that give rise to deferred tax liabilities and assets at December 31, 1998 and 1997 are (in thousands):

                                             1998     1997
                                             ----      ----
Deferred income tax liabilities
Property, plant and equipment                $45,019   $35,193
                                             -------   -------
Deferred income tax assets
AMT credit carryforwards                       4,779     3,744
Tax loss carryforwards                         1,202       874
Environmental costs                              832       832
Revenue and receivable allowances                 23     1,502
Other, net                                     2,626     1,830
                                             -------   -------
Gross deferred income tax assets               9,462     8,782
Valuation allowances                            (443)     (409)
                                             -------   -------
Net deferred income tax assets                 9,019     8,373
                                             -------   -------
Net deferred income tax liability            $36,000   $26,820
                                             =======   =======

     Net current deferred income tax assets of $3,422,000 and $4,417,000 at December 31, 1998 and 1997, respectively are included in prepaid expenses and other current assets, net in the Consolidated Balance Sheet.

     At December 31, 1998, a loss carryforward of $975,000 was available through 2009 to offset U.S. taxable income. In addition, at December 31, 1998, a loss carryforward of $2,857,000 was available to offset Canadian taxable income expiring $139,000 in 1999, $366,000 in 2000, $128,000 in 2001, $618,000 in 2003,
$857,000 in 2004 and $749,000 in 2005.  At December 31, 1998, an alternative minimum tax credit carryforward of $4,779,000 was available to offset future U.S. regular income taxes, if any, over an indefinite period. Valuation allowances were primarily for tax loss carryforwards in state, local and Canadian jurisdictions that may expire before being used. Management believes that it is more than likely that the Company will generate taxable income sufficient to realize the loss carryforwards prior to their expiration. This belief is based upon projected taxable income and available tax planning strategies.

A reconciliation of tax at the U.S. statutory rate to income taxes follows:

                                        1998      1997      1996
                                        ----      ----      ----

Tax at U.S. statutory rate              35.0%     35.0%     35.0%
State/local income taxes, net of
     Federal benefit                     7.6       6.2       5.7
Taxes related to foreign operations (1.1) (1.3) (.1) (Increase)/decrease in valuation
     allowances                           .3       1.6      (3.6)
Other items, net                         (.7)      (.5)      2.7
                                        -----     -----     -----
Income taxes                            41.1%     41.0%     39.7%
                                        =====     =====     =====

     The Company made income tax payments of $2,164,000, $2,213,000 and $2,267,000 in 1998, 1997 and 1996, respectively.

     Taxes on receipts or capital, imposed by some jurisdictions in lieu of taxes on income are included in general and administrative expenses. These taxes were $666,000, $799,000 and $810,000 in 1998, 1997 and 1996, respectively.

18.  Equity Investment in Grays Ferry Cogeneration Partnership

     As of December 31, 1998, the Company has an investment of $17.1 million in the Grays Ferry Cogeneration Partnership (the Partnership"), representing a one-third interest in the Partnership through the Company's wholly owned subsidiary Trigen-Schuylkill Cogeneration, which is accounted for under the equity method. Cogen America Schuylkill Inc. and Adwin Cogeneration Inc. own the other two-thirds interests in the Partnership. The Company derives a significant portion of its income from the Partnership. Included in the Company's revenues for the year ended December 31, 1998 was the Company's share of the Partnership earnings of $5.1 million and fees earned from the Partnership of $2.8 million. The summarized financial information presented below as of December 31, 1998 represents an aggregation of 100% of the Partnership (in thousands).

                                             1998
                                             ----
Condensed Income Statement Information:
Revenues                                     $78,126
Gross profit                                  31,450
Net income                                    15,295

Condensed Balance Sheet Information:
Current assets                                33,393
Non-current assets                           150,771
Current liabilities                          133,427
Partners capital                              50,737


19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         For the Quarter(a)
                                        -------------------
                                   March 31  June 30    Sept. 30       Dec. 31
                                   --------  --------  ---------  --------
                                   (In thousands, except per share data)
1998
Revenues                           $74,912   $50,794    $50,839   $65,849
Operating income                    15,806     2,272      3,201    10,544
Earnings (losses) before extra-
     ordinary item                   5,448       (13)    (1,888)    3,010
Extraordinary loss (b)                (299)       -          -         -
Net earnings (losses)                5,149       (13)    (1,888)    3,010
Basic earnings per common share
Before extraordinary item              .45         -       (.15)      .25
Extraordinary loss                    (.03)        -         -         -
                                   --------  --------  --------- --------
Net earnings (losses)                  .42         -       (.15)      .25
                                   --------  --------  --------- --------
Diluted earnings per common share
Before extraordinary item              .45         -       (.15)      .25
Extraordinary loss                    (.03)        -         -         -
                                   --------  --------  --------- --------
Net earnings (losses)                  .42         -       (.15)      .25
                                   --------  --------  --------- --------

1997
Revenues                           $83,521   $48,107   $43,024    $65,999
Operating income                    16,803     2,056      (505)    10,389
Net earnings (losses)                7,087    (1,736)    3,796)     3,470
Basic earnings per common share        .59      (.14)     (.32)       .29
Diluted earnings per common share      .58      (.14)     (.31)       .28
                                   -------   --------  --------  --------

1996
Revenues                           $86,219   $48,685   $41,646    $67,084
Operating income                    21,941     4,715     2,651     13,831
Earnings (losses) before extra-
     ordinary item                  10,076      (240)   (1,210)     5,425
Extraordinary loss (b)                  -         -     (1,943)        -
                                   -------   --------  --------  --------
Net earnings (losses)               10,076      (240)   (3,153)     5,425
Basic earnings per common share
Before extraordinary item              .88      (.02)     (.10)       .45
Extraordinary loss                      -         -       (.17)        -
                                   -------   --------  --------  --------
Net earnings (losses)                  .88      (.02)     (.27)       .45
                                   -------   --------  --------  --------
Diluted earnings per common share
Before extraordinary item              .87      (.02)     (.10)       .45
Extraordinary loss                      -         -       (.17)        -
                                   -------   --------  --------  --------
Net earnings (losses)                  .87      (.02)     (.27)       .45
                                   -------   --------  --------  --------

________
(a) As of January 1, 1998, the Company changed its accounting policy for interim reporting for certain operating costs from an average costing method to an actual costing method. The Company believes that use of an actual costing methodology better reflects the results of its operations and conforms internal and external reporting of such results. This change effects interim quarterly reporting only and has no effect on an annual basis for the years ended December 31, 1998 and 1997 or on any prior years. The amounts presented above have been restated to reflect this change in accounting policy.
(b) Represents extraordinary losses of $299,000, net of a $161,000 tax benefit, incurred in 1998 and $1,943,000, net of a $1,046,000 tax benefit, incurred in 1996 in connection with the early retirement of debt.

20.  Contingencies

     The Company is subject from time to time to legal proceedings and other claims that arise in the normal course of business, and the Company believes, except as set forth in Note 21, that the outcome of these matters will not have a material adverse effect on the results of operations or financial condition of the Company.


21.  Legal Proceedings

   Oklahoma Litigation

     In September 1996, our subsidiary, Trigen-Oklahoma City Energy Corporation ("Trigen-Oklahoma City"), commenced an antitrust action in Federal District Court in Oklahoma City seeking injunctions and over $30 million in damages from the local utility, Oklahoma Gas and Electric Company ("OG&E"), based on many years of alleged anti-competitive actions against Trigen-Oklahoma City Energy Corporation by OG&E. These actions culminated in criminal indictments being brought against two OG&E officials for allegedly bribing Oklahoma elected officials to breach a Trigen-Oklahoma City Energy Corporation contract. Trigen-Oklahoma City's antitrust action matter went to trial in 1998 and on December 21, 1998, the jury returned a verdict in favor of Trigen. On January 19, 1999, the Court entered a judgement in favor of Trigen in the amount of $27.8 million. Under the anti-trust laws, we are permitted to seek an award of treble damages and legal fees and that issue is under consideration by the Court. We expect OG&E to appeal this judgement.

     Kinetic Energy Litigation

On May 2, 1997, following a jury trial in a suit by Kinetic Energy Development Corporation against the Company in the Circuit Court of Jackson County, Missouri, in connection with our acquisition of the Kansas City steam system, a judgment was entered against the Company in the amount of $4,271,000. Kinetic claimed for compensation alleged to be owed to it by Trigen in connection with that acquisition. On August 6, 1997, the Court set aside the jury verdict and granted judgment for the Company. Kinetic Energy Development Corporation appealed that order and on December 8, 1998, the Missouri Court of Appeals set aside the lower court decision and ordered a new trial. On December 22, 1998, we filed a motion for rehearing with the Missouri Court of Appeals and/or a review by the Missouri Supreme Court. The Court of Appeals granted our motion for rehearing. If the Court of Appeals upholds its decision, we plan to seek a review of that decision by the Missouri Supreme Court. If our efforts to reinstate the judgment in our favor fail, the case will return to the Circuit Court and a new trial will be scheduled.

     Grays Ferry Litigation

     On April 9, 1998, Grays Ferry Cogeneration Partnership, Trigen-Schuylkill Cogeneration, Inc., Cogen America Schuylkill Inc. (formerly NRGG Schuylkill Cogeneration Inc.) and Trigen-Philadelphia Energy Corporation commenced an action against PECO Energy Company ("PECO") and Adwin (Schuylkill) Cogeneration, Inc. in the Pennsylvania Court of Common Pleas of Philadelphia County (the "Court"). Grays Ferry Cogeneration Partnership (the "Partnership") is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. At December 31, 1998, the Company had an investment of $17.1 million in the Partnership, representing a one third interest in the Partnership through our wholly owned subsidiary, Trigen-Schuylkill Cogeneration, Inc. Cogen America Schuylkill Inc. and Adwin (Schuylkill) Cogeneration, Inc. own the other two-thirds interests in the Partnership. Adwin (Schuylkill) Cogeneration, Inc. is an indirect wholly owned subsidiary of PECO. In addition, at December 31, 1998, the Company had a receivable of $3.2 million due from the Partnership. Included in the Company's revenues for the year ended December 31, 1998 was the Company's share of Partnership earnings of $5.1 million and fees earned from the Partnership of $2.8 million.

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

     On May 6, 1998, the Court issued a preliminary injunction against PECO which requires PECO to pay the Partnership for its electric energy and capacity at the rates set forth in the Power Purchase Agreement and otherwise to specifically perform in accordance with the Power Purchase Agreement. The preliminary injunction will remain in effect until the Court renders its decision after the final hearing of this matter. On July 7, 1998, PECO withdrew its appeal of the preliminary injunction. On March 10, 1999, the Court granted partial summary judgement to the Partnership before trial and held that PECO breached the Power Purchase Agreement. The Partnerships' other claims against PECO and its request for damages are scheduled to go to trial on March 29, 1999.

     The Chase Manhattan Bank has issued notices of default to the Partnership under the terms of the Credit Agreement, dated as of March 1, 1996, between the Partnership, The Chase Manhattan Bank, as agent, and certain other commercial banks (collectively the "Banks"). Only the Partnership assets and the partners' ownership interests in the Partnership secure the Partnership's debt under the Credit Agreement of $109.3 million. The Banks have not accelerated the debt owing under the Credit Agreement nor charged default interest charges against the Partnership, although the Banks have reserved the rights to do so. Therefore, the Partnership recorded default interest of $1.8 million through December 31, 1998. The Banks have required to date, and may require in the future, the Partnership to apply available cash held by Partnership (net of operating expenses, other than certain payments to affiliates, and expenses required to complete construction) toward repayment of the principal amount of the loans outstanding. On September 4, 1998, the Banks filed their own complaint against PECO with the Court. Among other things, the Banks are seeking a declaration that PECO's termination of the Power Purchase Agreement was wrongful.

     We believe that PECO's termination of the Power Purchase Agreement was wrongful, and we intend to aggressively pursue the remedies available to us. In the event we are not successful and PECO's actions are upheld, PECO would be required under federal law to continue to purchase power from the Grays Ferry Cogeneration Facility at PECO's avoided cost. This would generate significantly lower earnings per share for the Company than the contracted power purchase price. While it is possible that our investment in the Partnership and the receivable from the Partnership could become impaired, at this time we do not believe that is likely.

     Nassau Litigation

     On May 29, 1998, the County of Nassau, New York commenced an action against Trigen Energy Corporation and Trigen-Nassau Energy Corporation in New York State Supreme Court. Trigen-Nassau provides energy services to Nassau County under various agreements. Nassau County alleges that Trigen-Nassau breached those agreements by, among other means, charging the County for certain real estate taxes that the County contends are Trigen-Nassau's responsibility. On October 8, 1998, the Court dismissed the claims against Trigen Energy Corporation. On November 9, 1998, Trigen-Nassau filed counterclaims against Nassau County, seeking $1.6 million in damages. Trigen-Nassau alleges that Nassau County breached the parties' agreements by, among other things, failing to operate and maintain certain facilities and equipment. On January 21, 1999, the County requested that the Court dismiss Trigen-Nassau's counterclaims. That motion and the County's other claims against Trigen-Nassau are pending. The County is seeking approximately $10 million in damages. We believe we have good defenses to the County's claims, although we cannot predict the outcome of this matter.

ESI Litigation

     In 1996 ESI, Inc. commenced an action against, among others, Coastal Power Company, Latin American Energy Development, Inc. and La Casa Castro S.A. de N.V. in the United States District Court for the Southern District of New York. On September 17, 1998, ESI, Inc. amended its complaint naming Trigen as an additional defendant. This action arises out of the development by Trigen, Latin American Energy, La Casa Castro and others, of an independent power project in El Salvador between 1993 and 1994. Trigen transferred its interest in the project to Tenneco Gas International in May 1994. In July 1994, Tenneco transferred its interest in the project to Coastal Power Company, which currently owns and operates the project. ESI claimed that ESI was entitled to a 2.5% interest in the project and that Coastal had wrongfully withheld or denied ESI's interest. ESI further claimed that Trigen had failed to disclose ESI's interest to Tenneco and so was responsible, in whole or in part, for ESI's failure to receive a 2.5% interest in the project from Coastal.

     On October 8, 1998, Latin American Energy asserted cross-claims against Trigen, Coastal and Tenneco claiming that it too had been denied its carried interest in the Project. On October 28, 1998, La Casa Castro asserted cross-claims against Trigen and on November 6, 1998, Coastal asserted cross-claims against Trigen for indemnification, each alleged that Trigen failed to disclose ESI's claimed interest to Tenneco and claimed that Trigen was responsible for any damages that Coastal may be required to pay to ESI and Latin American.

     On December 15, 1998, Trigen filed an amended answer denying liability for these claims and cross claimed against Latin American Energy, Tenneco, Coastal and La Casa Castro, asserting that these parties were responsible for any damages owed to ESI and Latin American. On December 23, 1998, ESI and Latin American dismissed without prejudice their claims against Trigen.

     Coastal and La Casa Castro are continuing to assert their claims against Trigen for any damages they may be required to pay to ESI or Latin American. At this time, we are not able to estimate the amount of damages that ESI and Latin American are seeking. However, we believe it could involve a material amount. Trigen believes it has good defenses to Coastal's claims and La Casa Castro's claims, although we cannot predict the outcome of this matter.


     Other Litigation

We are subject from time to time to various other claims that arise in the normal course of business, and we believe that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on our business results of operation or financial condition.

                                                  Schedule I

               TRIGEN ENERGY CORPORATION (Parent Company)

                         CONDENSED BALANCE SHEETS
                         December 31, 1998 and 1997
                              (In thousands)
                                                  1998           1997
                                                  ----           ----
Assets
Cash and cash equivalents                         $   541       $    402
Other current assets                                2,798          4,402
Property, plant and equipment, net                 12,148         10,438
Deferred costs and other assets, net                4,333          3,496
Investments in and amounts due from
     subsidiaries, net                            314,448        205,008
                                                 --------       --------
Total assets                                     $334,268       $223,746
                                                 ========       ========
Liabilities and Stockholders' Equity
Short-term debt                                  $     -        $     -
Long-term debt                                    178,000         74,500
Other liabilities                                   8,340          3,764
Total liabilities                                 186,340         78,264
Stockholders' equity:
Preferred stock                                        -              -
Common stock                                          124            121
Additional paid-in capital                        120,595        114,157
Retained earnings                                  36,417         31,881
Unearned compensation - restricted stock           (4,967)            -
Cumulative translation adjustment                  (2,002)           296
Treasury stock, at cost                            (2,239)          (973)
                                                 ---------      ---------
Total stockholders' equity                        147,928        145,482
                                                 --------       --------
Total liabilities and stockholders' equity       $334,268       $223,746
                                                 ========       ========

See accompanying notes to condensed financial statements.

                                             Schedule I-(Continued)

               TRIGEN ENERGY CORPORATION (Parent Company)

                    CONDENSED STATEMENTS OF OPERATIONS
               Years Ended December 31, 1998, 1997 and 1996
                              (In thousands)
                                        1998           1997           1996
                                        ----           ----           ----
Revenues
Management fees and costs
     recovered from subsidiaries       $11,806        $12,472        $11,156
Interest income from subsidiaries        7,048          2,276          2,015
                                        -------        -------        -------
Total revenues                          18,854         14,748          13,171
Costs and expenses
General and administrative              19,248         15,555          14,262
Interest expense                         9,081          3,247           1,689
Other (income) expense, net                 90         (1,034)           (436)
                                        ------         -------        --------
Total costs and expenses                28,419         17,768          15,515
                                        ------         ------         -------
Loss before income tax benefit,
     equity in earnings of sub-
     sidiaries and extraordinary
     item                               (9,565)        (3,020)         (2,344)
Income tax benefit                       3,452          1,057             820
Equity in earnings of subsidiaries, net 12,670          6,988          15,575
                                        ------         ------         -------
Earnings before extraordinary item       6,557          5,025          14,051
Extraordinary loss from extinguishment
      of subsidiaries' debt, net of
     subsidiaries' income tax benefits    (299)            -          ( 1,943)
                                        -------        ------         --------
Net earnings                            $6,258         $5,025         $12,108
                                        ======         ======         =======


See accompanying notes to condensed financial statements.


                                             Schedule I-(Continued)

                    TRIGEN ENERGY CORPORATION (Parent Company)

                         CONDENSED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1998, 1997 and 1996
                                   (In thousands)
                                        1998           1997           1996
                                        ----           ----           ----
Increase (decrease) in cash and
   cash equivalents
Cash flows from operating activities
Net earnings                            $  6,258       $  5,025       $12,108
Reconciliation of net earnings to cash
   provided by operating activities:
Equity in earnings of subsidiaries      (12,670)         (6,988)      (15,575)
Dividends received from subsidiaries         -               -             -
Extraordinary item                          299              -          1,943
Other, net                                1,806          (2,029)       (3,209)
                                        -------        ---------      --------
Net cash used in operating activities    (4,307)         (3,992)       (4,733)
                                        --------       ---------      --------
Cash flows from investing activities
Capital expenditures                       (441)           (992)      (10,800)
Purchase of a fuel management agreement
   and related inventory                     -           (8,871)           -
Acquisition of energy facilities        (65,350)             -             -
Investments in and advances to sub-
   sidiaries, net                       (24,562)        (19,429)       (7,272)
Investment in non-consolidated
   partnerships                          (6,417)        (12,294)       (1,911)
                                        --------       ---------      --------
Net cash used in investing activities   (96,770)        (41,586)       (19,983)
                                        --------       ---------      ---------
Cash flows from financing activities
Short-term debt, net                         -           (5,000)         5,000
Proceeds of long-term debt              107,000          45,500         17,250
Payments of long-term debt              ( 3,500)             -              -
Dividends paid                          ( 1,722)        ( 1,682)       ( 1,640)
Issuance of common stock, net              (562)          1,309          5,949
                                        --------       --------       --------
Net cash provided by financing
     Activities                         101,216          40,127         26,559
                                        -------        --------       --------
Cash and cash equivalents
Increase/(decrease)                         139          (5,451)         1,843
At beginning of year                        402           5,853
4,010
                                        -------        --------       --------
At end of year                          $   541        $    402       $  5,853
                                        -------        --------       --------
Supplemental disclosure of cash
     flow information
Non-cash investing activity
Acquisition of subsidiary                    -               -        $  1,037
                                        -------        --------       --------
Non-cash financing activity
Issuance of common stock for acquisi-
     tion of subsidiary                      -               -        $  1,037
                                        --------       --------       --------
Issuance of common stock for
     extinguishment of long-term debt       -                -        $  4,250
                                        =========      =========      =========


See accompanying notes to condensed financial statements.

TRIGEN ENERGY CORPORATION (Parent Company)

NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


(1)  Trigen Energy Corporation (Parent Company) Financial Statements

     The accompanying condensed financial information has been prepared in accordance with Regulation S-X of the Securities Act of 1933 and does not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since the user of these statements is assumed to read them in conjunction with Trigen Energy Corporation's consolidated financial statements and the notes thereto for the year ended December 31, 1998 included elsewhere in this document.


(2)  Transactions with Subsidiaries

     The Parent Company derives cash from management fees and costs recovered from its subsidiaries, distributions by its subsidiaries and, at times, repayment to the Parent Company from proceeds of long-term financing obtained by the subsidiaries for funds previously advanced to subsidiaries for construction in advance of obtaining permanent financing. Certain subsidiaries have restrictive debt agreements which generally permit distributions to the Parent Company only when certain ratios and other financial covenants are satisfied. Cash available to the Parent Company without restrictions as to use, including amounts distributable by subsidiaries was $1.4 million at December 31, 1998, and $4.0 million at December 31, 1997.


(3)  Debt

          On April 4, 1997, the Parent Company entered into a $160.0 million revolving credit agreement with several banks. This facility was used to repay indebtedness outstanding under a $62.5 million credit facility entered into in 1995. The $160.0 million facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Parent Company's option, at an annual rate equal to the base rate or the LIBOR rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. On June 10, 1997, the Parent Company amended the $160.0 million credit agreement by reducing the facility to $125.0 million and entered into a new $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended annually at the option of the banks. The terms and conditions of both facilities are the same. On September 23, 1998, the $125.0 million three year facility was increased by $35.75 million and the initial period was increased by one year. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate. The average effective rate on the facility was 6.2% in 1998 and the rate at December 31, 1998 was 6.3%.

     The Parent Company has issued certain guarantees relating to the debt of UTC. The Parent Company has guaranteed the UTC debt in an amount which is limited, except for liabilities of UTC arising from environmental matters, to the lesser of $31.7 million and one-third of the UTC debt commitments.

     On December 30, 1998, the Company borrowed from an affiliate, Cofreth American Corporation, $50.0 million for acquisitions and project development. The $50.0 million was initially used to partially pay down the Corporate facility. The $50.0 million is subordinate and junior in right of payment to all other debt. The subordinated debt may be redeemed in whole or in part at the option of Cofreth American Corporation with the net proceeds of an equity sale by the Company. The debt matures on December 31, 2010 and the interest rate is 7.38%.


(4)  Income Taxes

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

                                                       Schedule II

                    TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS
                                   (In thousands)

                                   Balance at     Charged to            Balance
                                   Beginning      Costs and             at End
Description                          of Year      Expenses   Deductions of Year
-----------                        -----------    ---------  ---------     ----
--
Year ended December 31, 1996:
Allowance for doubtful accounts    $   697        664       (233)       $1,128
Year ended December 31, 1997:
Allowance for doubtful accounts    $1,128         331       (385)       $1,074
Year ended December 31, 1998:
Allowance for doubtful accounts    $1,074         317       (204)       $1,187


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                              Trigen Energy Corporation

                         By:       /s/ Thomas R. Casten
                              Thomas R. Casten
                              President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1999.

     Signature                                    Title
     ---------                               -----

 /s/ THOMAS R. CASTEN              Director, President and Chief Executive
------------------------           Officer  (Principal Executive Officer)
Thomas R. Casten



 /s/ MARTIN S. STONE                    Vice President-Finance,
------------------------           Chief Financial Officer
Martin S. Stone


 /s/ DANIEL J. SAMELA              Controller (Principal Accounting Officer)
------------------------
Daniel J. Samela


 /s/ RICHARD E. KESSEL             Director, Executive Vice President,
-------------------------               Chief Operating Officer
Richard E. Kessel



 /s/ GEORGE F. KEANE                    Director and Chairman of the Board
------------------------
George F. Keane


 /s/ PHILLIPE BRONGNIART               Director
------------------------
Philippe Brongniart


 /s/ DOMINIQUE MANGIN D'OUINCE          Director
-------------------------
Dominique Mangin d'Ouince


 /s/ PATRICK DESNOS                     Director
--------------------------
Patrick Desnos


 /s/ MICHEL BLEITRACH                   Director
--------------------------
Michel Bleitrach


 /s/ PATRICK BUFFET                    Director
--------------------------
Patrick Buffet


 /s/ CHARLES E. BAYLESS                Director
--------------------------
Charles E. Bayless




TRIGEN ENERGY CORPORATION

INDEX OF EXHIBITS


Exhibit   Description

2.1** Stock Purchase Agreement, dated December 9, 1997, between Canal Industries, Inc. and ChemFirst Inc. as Sellers, and Trigen Energy Corporation, as Buyer (Form 8-K Current Report dated January 27, 1998.)

3.1** Restated Certificate of Incorporation of Trigen (Registration Statement No. 33-80410).

3.2** Restated and Amended By-Laws of Trigen (Registration Statement No. 33-80410).

4.1** Credit Agreement, dated as of December 2, 1993, among Trigen Acquisition Inc., Trigen, the Lenders named therein, and Toronto Dominion (Texas), Inc., as Agent (Registration Statement No. 33-80410).

4.2** Loan Agreement, dated as of June 1, 1993, between Trigen-Trenton District Energy Company, L.P. and the New Jersey Economic Development Authority (District Heating and Cooling Revenue Bonds) (Registration Statement No. 33-80410).

4.3 Trigen Energy Corporation hereby undertakes to furnish a copy of any instrument with respect to long term debt not otherwise filed herewith to the Securities and Exchange Commission upon request.

4.4**     See Exhibits 3.1 and 3.2 (Registration Statement No. 33-80410).

4.5** Revolving Credit Facility, Dated as of April 4, 1997 between the Company, Banks Listed on the Signature Page and Societe Generale as Issuing Bank and Agent. (Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997).

4.6** Amendment No.1, Dated as of June 10, 1997, to the Revolving Credit Facility Dated as of April 4, 1997. (Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997).

4.7** Revolving Credit Facility, Dated as of June 10, 1997 between the Company, Banks Listed on the Signature Page and Societe Generale as Issuing Bank and Agent. (Form 10-Q Quarterly Report for the quarterly period ended June 30, 1997).

4.8** Amended and Restated Credit and Acceptance Agreement dated as of December 20, 1996 among Trigen Energy Canada Inc., Certain Commercial Lending Institutions as the Lenders, Societe Generale, New York Branch, as the Administrative Agent for the Lenders and Societe Generale (Canada) as the Collateral Agent for the Lenders. (Form 10-K Annual Report for 1996).

4.9* Amendment No. 1 dated as of June 10, 1997 to the Revolving Credit Facility dated as of April 4, 1997 among Trigen Energy Corporation, Societe Generale and the banks listed on the signature pages thereof.

4.10* Amendment No. 1 dated as of September 22, 1998 to the 364-Day Revolving Credit Facility dated as of June 10, 1997 among Trigen Energy Corporation, Societe Generale and the banks listed on the signature pages thereof.

4.11* Amendment No. 2 dated as of November 6, 1997 to the Revolving Credit Facility dated as of April 4, 1997 among Trigen Energy Corporation, Societe Generale and the Banks listed on the signature pages thereof.

4.12* Amendment No. 3 dated as of September 22, 1998 to the Revolving Credit Facility dated as of April 4, 1997 among Trigen Energy Corporation, Societe Generale and the Banks listed on the signature pages thereof.

4.13* Unsecured Subordinated Redeemable Term Note for $50,000,000 dated as of December 30, 1998 between Trigen Energy Corporation and Cofreth American Corporation.

9.1** Stockholders' Agreement, dated August 10, 1994 by and among Trigen, Thomas R. Casten, Michael Weiser, Eugene E. Murphy, Richard E. Kessel, John J. Ludwig, Cofreth American Corporation and Compagnie Parisienne de Chauffage Urbain, S.A. (Registration Statement No. 33-80410).

9.2** Stockholder's Agreement dated as of January 17, 1996 by and between Thomas Ewing and Trigen Energy Corporation.

10.1** Reimbursement and Credit Agreement, dated as of September 1, 1992, among Trigen-Oklahoma District Energy Corporation, the Banks named therein, and Societe Generale, Southwest Agency, as Agent and Collateral Agent (Registration Statement No. 33-80410).

10.2** Loan Agreement, dated as of September 1, 1992, between Oklahoma City Industrial and Cultural Facilities Trust, as Lender and Trigen-Oklahoma District Energy Corporation, as Borrower (District Heating and Cooling Revenue Bonds, Series 1992) (Registration Statement No. 33-80410).

10.3** Lease Agreement, dated as of August 1, 1990, between Town of Hempstead Industrial Development Agency and Nassau District Energy Corporation (Industrial Development Revenue Bonds) (Registration Statement No. 33-80410).

10.4** Letter Agreement, dated February 24, 1994, between Trigen and Credit Commerciale de France, New York Branch, (Registration Statement No. 33-80410).

10.5** Standby Letter of Credit Agreement, dated November 16, 1993, between Trigen and Societe Generale, New York Branch (Registration Statement No. 33-80410).

10.6** Application and Agreement for Irrevocable Standby Letter of Credit, dated December 14, 1992, between Societe Generale, New York Branch, and Trigen-Chicago District Energy Corporation (Registration Statement No. 33-80410).

10.7** Noncompetition Agreement, dated December 3, 1993, among Catalyst Energy Corporation, Great Lakes Power Limited, Century Power Corporation, Trigen Acquisition, Inc. and Trigen (Registration Statement No. 33-80410).

10.8** Site Lease Agreement, dated as of December 16, 1992, between Metropolitan Pier and Exposition Authority and Trigen-Peoples District Energy Company (Registration Statement No. 33-80410).

10.9** Lease Agreement, dated as of November 30, 1993, between Housing Authority of Baltimore City and Baltimore Thermal Energy Corporation (Registration Statement No. 33-80410).

10.10** Spring Gardens Land Lease, dated February 28, 1985, between Baltimore Gas and Electric Company and Baltimore Steam Company (Registration Statement No. 33-80410).

10.11** Lease Agreement, dated as of June 26, 1991, between King Real Estate Corporation, Trustee of King Terminal Trust and Boston Thermal Energy Corporation, as amended by the First Amendment to Lease, dated July 5, 1991, and by the Second Amendment to Lease, dated June 23, 1992. (Registration Statement No. 33-80410).

10.12** Lease Agreement, dated as of April 1, 1991, between Aetna Life Insurance Company and Boston Thermal Energy Corporation (Registration Statement No. 33-80410).

10.13** Lease Agreement, dated March 29, 1990, between Kansas City Power & Light Company and Trigen-Kansas City District Energy Corporation (Registration Statement No. 33-80410).

10.14** Indenture, dated September 14, 1993, between George Chioros Holdings Ltd., as Lessor, and Trigen- London District Energy Corporation, as Lessee (Registration Statement No. 33-80410).

10.15** Standard Lease, dated as of August 7, 1990, between the United States Postal Service and Trigen- Oklahoma District Energy Corporation (Registration Statement No. 33-80410).

10.16** Schuylkill Station Lease Agreement, dated January 30, 1987, between Philadelphia Electric Company and Philadelphia Thermal Corporation (Registration Statement No. 33-80410).

10.17** Amended and Restated Site Lease, dated September 17, 1993, between Philadelphia Thermal Energy Corporation and Grays Ferry Cogeneration Partnership (Registration Statement No. 33-80410).

10.18** Lease Agreement, dated as of March 5, 1975, between the City of St. Louis and Union Electric Company (Registration Statement No. 33-80410).

10.19** Ground Lease, dated as of December 1, 1982, between the City of Trenton and Trenton District Energy Company (Registration Statement No. 33-80410).

10.20** Thermal Energy Agreement, dated July 22, 1981, between Mercer Medical Center and Trenton District Energy Company, as amended September 1981, as amended August 22, 1984, and as further amended May 27, 1986 (Registration Statement No. 33-80410).

10.21**   See Exhibits 4.1, 4.2 and 4.3 (Registration Statement No. 33-80410).

10.22** Trigen Energy Corporation 1994 Director Stock Plan (Registration Statement No. 33-80410).

10.23** Trigen Energy Corporation 1994 Stock Incentive Plan (Registration Statement No. 33-80410).

10.24** Intercompany Services and License Agreement, dated August 10, 1994, between Ufiner-Cofreth, S.A. and Trigen (Registration Statement No. 33-80410).

10.25** Form of Employment Agreement, dated as of August 12, 1994 between Trigen and Thomas R. Casten (Form 10-K Annual Report for 1994).

10.26** Form of Employment Agreement, dated as of August 12, 1994, between Trigen and Richard E. Kessel (Form 10-K Annual Report for 1994).

10.27** Form of Employment Agreement, dated as of August 12, 1994, between Trigen and Eugene E. Murphy (Form 10-K Annual Report for 1994).

10.28** Form of Employment Agreement, dated as of August 12, 1994, between Trigen and Michael Weiser (Form 10-K Annual Report for 1994).

10.29** Acquisition Agreement dated March 1, 1996 among Adwin (Schuylkill) Cogeneration, Inc., O'Brien (Schuylkill) Cogeneration, Inc. and Trigen-Schuylkill Cogeneration, Inc.

10.30** Amended and Restated Partnership Agreement dated March 1, 1996 among Adwin (Schuylkill) Cogeneration, Inc., O'Brien (Schuylkill) Cogeneration, Inc. and Trigen-Schuylkill Cogeneration, Inc.

10.32* Form of Employment Agreement, dated as of March 1, 1995, between Trigen and James F. Lowry.

10.33** Form of Incentive Stock Option Agreement between Trigen and Thomas R. Casten, Richard E. Kessel, Eugene E. Murphy, Steven G. Smith and Richard S. Strong (Form 10-Q Quarterly report for the period ended September 30, 1998).

10.34** Form of Incentive Stock Option Agreement between Trigen and Martin S. Stone (Form 10-Q Quarterly report for the period ended September 30,
          1998).

11*       Computation of Earnings Per Share.

12.1*     Computation of Ratio of Earnings to Fixed Charges.

18*       Letter re change in accounting principles.

21*       Subsidiaries of Trigen Energy Corporation.

23.1*     Consent of Arthur Andersen LLP.

23.2*     Consent of KPMG.

23.3*     Consent of Deloitte & Touche LLP.

27*       Financial Data Schedule (for electronic filing only)

99* Grays Ferry Cogeneration Partnership financial statements for the years ended December 31, 1998 and 1997.

*    Filed herewith.
** Incorporated by reference to the corresponding exhibit to the indicated prior filing.