Form 10-Q
period 1999-03-31
TRIGEN ENERGY CORP
filed 1999-05-14
CIK 925655

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999


                               OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _________

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

                   Yes   X          No

       There were 12,356,225 shares of the Registrant's Common Stock outstanding as of May 12, 1999.

           TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                  Quarter Ended March 31, 1999


                                                                Page
Part I - Financial Information:

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three Months
          Ended March 31, 1999 and 1998 (Unaudited)               3

     Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
          and December 31, 1998                                   4

     Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1999 and 1998 (Unaudited)               5

     Notes to Consolidated Financial Statements (Unaudited)       6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     9

     Item 3.Quantitative and Qualitative Disclosures About
          Market Risk                                            12

Part II - Other Information:                                     13

Signatures:                                                      14

     Disclosure Regarding Forward-Looking Statements

     This report includes historical information as well as statements regarding our future expectations. The statements regarding the future (referred to as "forward-looking statements") include among other things statements about energy markets in 1999, cost reduction targets, return on capital goals, development, production and acceptance of new products and process technologies, ongoing and planned capacity additions and expansions and joint ventures. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand for our products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology, failure to achieve our cost reduction targets or complete construction projects on schedule and year 2000 computer related difficulties. We believe in good faith that the forward-looking statements in this report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but such forward looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward looking statements.

Part I -  Financial Information
Item 1.  Financial Statements

           TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 1999 and 1998
                           Unaudited
             (In thousands, except per share data)
                                                     1999   1998
Revenues
  Thermal energy                                  $70,685  $60,210
  Electric energy                                  10,793   11,329
  Equity in earnings of non-consolidated
    partnerships                                      146      703
  Fees earned and other revenues                    3,805    2,670
                                                   ------   ------
     Total revenues                                 85,429  74,912
                                                   -------  ------
Operating expenses
  Fuel and consumables                              38,291  32,401
  Production and operating costs                    13,534  12,336
  Depreciation and amortization                      6,500   6,050
  General and administrative                        10,219   8,319
                                                   -------  ------
     Total operating expenses                       68,544  59,106
                                                   -------  ------
Operating income                                    16,885  15,806
Other income (expense)
  Interest expense                                 ( 6,280) (5,741)
  Other income, net                                    358     286
                                                    ------- -------
Earnings before minority interests, income taxes,
  extraordinary item, and a cumulative effect
   of  a  change  in  an  accounting  principle     10,963  10,351

Minority interests in earnings of subsidiaries         504     793
                                                   -------  ------
Earnings before income taxes, extraordinary
  item and a cumulative   effect of a change in
  an accounting principle                           10,459   9,558
Income taxes                                         4,330   4,110
                                                   -------  ------
Earnings before extraordinary item and a
  cumulative effect of a change in an accounting
  principle                                          6,129   5,448
Extraordinary loss from extinguishment of debt,
  net of tax benefit                                     -   ( 299)
Cumulative effect of a change in an accounting
  principle, net of tax benefit                     (4,903)     -
                                                    -------  ------
Net earnings                                      $  1,226  $ 5,149
                                                  ========  =======
Basic earnings per common share
  Before extraordinary item and a cumulative
  effect of a change in an accounting principle   $    .51  $   .45
  Extraordinary loss                                     -     (.03)
  Cumulative effect of a change in an accounting
  principle                                           (.41)      -
                                                  ---------  -------
Net earnings                                      $    .10  $   .42
                                                  ========  ========
Diluted earnings per common share
  Before extraordinary item and a cumulative
  effect of a change in an accounting principle   $    .51  $   .45
  Extraordinary loss                                     -     (.03)
  Cumulative effect of a change in an accounting
  principle                                           (.41)       -
                                                  ---------  --------
Net earnings                                      $    .10  $   .42
                                                  ========= ========
Average shares outstanding - basic                  12,004   12,002
                                                  --------  --------
Average shares outstanding - diluted                12,005   12,029
                                                  --------  --------
    See accompanying notes to consolidated financial statements.

             TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             Unaudited
                 (In thousands, except share data)
                                                March  31,    December 31,
                                                   1999         1998
                                                ----------    ------------
Assets
Current assets
  Cash and cash equivalents                     $  12,186     $   10,074
  Accounts receivable
     Trade (less allowance for doubtful accounts
         of $1,103 in 1999 and $1,202 in 1998)     42,961         35,236
     Other                                          8,020          5,686
                                                ---------     ----------
     Total accounts receivable                     50,981         40,922
  Inventories                                       7,250          7,074
  Prepaid expenses and other current assets         6,608          8,016
                                                ---------     ----------
     Total current assets                          77,025         66,086
Restricted cash and cash equivalents                4,599          4,623
Property, plant and equipment, net                454,197        442,755
Investment in non-consolidated partnerships        28,577         30,319
Intangible assets, net                             48,042         49,968
Deferred costs and other assets, net               21,402         24,405
                                                 --------      ---------
     Total assets                                $633,842       $618,156
                                                 ========      =========
Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                                $  11,700     $  15,000
  Current portion of long-term debt                 16,650        16,398
  Accounts payable                                   8,472         4,756
  Accrued income taxes                               6,515         5,728
  Accrued fuel                                      10,136        14,121
  Accrued expenses and other current
    liabilities                                     25,956        19,626
                                                 ---------     ---------
     Total current liabilities                      79,429         75,629
Long-term debt                                     352,643        343,685
Other liabilities                                    4,492          4,254
Deferred income taxes                               39,126         39,422
                                                 ---------      ---------
     Total liabilities                             475,690        462,990

Minority interests in subsidiaries                   8,692          7,238

Stockholders' equity
  Preferred stock-$.01 par value, authorized
    and unissued 15,000,000 shares                       -             -
  Common stock-$.01 par value, authorized
    60,000,000 shares, issued 12,417,934
    shares in 1999 and 1998                            124            124
  Additional paid-in capital                       120,386        120,595
  Retained earnings                                 37,212         36,417
  Unearned compensation - restricted stock        (  4,840)      (  4,967)
  Accumulated other comprehensive loss            (  1,936)      (  2,002)
  Treasury stock, at cost, 97,852 shares in
         1999 and 145,842 shares in 1998          (  1,486)      (  2,239)
                                                  --------       ---------
     Total stockholders' equity                    149,460        147,928
                                                  --------       --------
     Total liabilities and stockholders' equity   $633,842       $618,156
                                                  ========       ========

   See accompanying notes to consolidated financial statements.

            TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 1999 and 1998
                              Unaudited
                           (In thousands)
                                                     1999         1998
                                                     ----         ----
Cash flows from operating activities
  Net earnings                                       $ 1,226       $ 5,149
  Reconciliation of net earnings to cash
       provided by operating activities
     Extraordinary item                                    -           299
    Cumulative effect of a change in an accounting
       principle                                       4,903             -
     Depreciation and amortization                     6,500         6,050
     Deferred income taxes                              (296)      (   497)
     Provision for doubtful accounts                     122           144
     Minority interests in subsidiaries                  496           793
     Changes in assets and liabilities
       Accounts receivable                            (9,631)        3,429
       Inventories and other current assets            1,232         1,313
       Accounts payable and other current liabilities 10,350         3,167
       Noncurrent assets and liabilities               ( 756)       (2,626)
                                                    --------     ---------
       Net cash provided by operating activities      14,146        17,221
                                                    --------     ---------
Cash flows from investing activities
  Acquisition of energy facilities                      (354)      (44,100)
  Investments in non-consolidated partnerships          (310)           -
  Capital expenditures                               (16,579)      (11,437)
                                                    --------     ---------
       Net cash used in investing activities         (17,243)      (55,537)
                                                    --------     ---------
Cash flows from financing activities
  Short-term debt, net                                (3,300)       (7,500)
  Proceeds of long-term debt                          13,970        73,350
  Payments of long-term debt                          (5,017)      (17,692)
  Dividends paid                                        (431)         (431)
  Purchase of treasury stock                             (38)         (527)
  Distribution to minority interests                       -          (650)
                                                    --------     ---------
       Net cash provided by (used in) financing
          activities                                   5,184        46,550
                                                    --------     ---------
Cash and cash equivalents
  Increase                                             2,087         8,234
  At beginning of period                              14,698        13,693
                                                    --------     ---------
  At end of period                                   $16,785       $21,927
                                                    ========     =========
  Current                                            $12,186       $17,229
  Restricted                                           4,599         4,698
                                                    --------     ---------
  At end of period                                   $16,785       $21,927
                                                    ========     =========
Supplemental disclosure of cash flow information
  Cash paid during the period for
       Interest                                      $ 5,229      $  5,261
                                                    --------     ---------
       Income taxes                                      454           870
                                                    --------     ---------

    See accompanying notes to consolidated financial statements.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.   Basis of Presentation

     Trigen Energy Corporation and its subsidiaries ("we"), develop, own and operate commercial and industrial energy systems in the United States and Canada. We use our expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity. We combine heat and power generation, producing electricity as a by-product, for use in our facilities and for sale to customers.

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999, and the results of operations and the cash flows for the three months ended March 31, 1999 and 1998. The results of operations and cash flows for the three month period ended March 31, 1999 are not indicative of those to be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in our Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.


2.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS No. 133 in the first quarter 2000. Based on preliminary analyses, we do not expect the future adoption of SFAS No. 133 will have a material effect on results of operations and financial condition.


3.        Cumulative Effect of a Change in an Accounting Principle

     Effective January 1, 1999, we adopted the American Institute of Certified Public Accountants Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that costs associated with start-up activities and organizational costs be expensed as incurred. The effect of the adoption was an after-tax charge of $4.9 million, net of a tax benefit of $3.5 million, to expense deferred organizational and start-up costs as a cumulative effect of a change in an accounting principle.


4.   Extraordinary Item

     We incurred an extraordinary charge of $.3 million, net of a tax benefit of $.2 million, in the three months ended March 31, 1998 in connection with the early retirement of debt.

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


5.   Legal Proceedings

Grays Ferry Settlement

     On April 23, 1999, the Pennsylvania Court of Common Pleas of Philadelphia County approved a settlement agreement which ended the lawsuit brought by Grays Ferry Cogeneration Partnership (the "Partnership"), Trigen-Schuylkill Cogeneration, Inc. and Cogen America Schuylkill Inc. against PECO Energy Company and Adwin (Schuylkill) Cogeneration, Inc. The Partnership is the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. The Partnership, Trigen-Schuylkill and Cogen America commenced this lawsuit in reaction to the alleged termination by PECO on March 3, 1998, of the electric power purchase agreements between the Partnership and PECO (the "Power Purchase Agreements").

     At March 31, 1999, we had an investment of $17.4 million in the Partnership, representing a one third interest in the Partnership through our wholly owned subsidiary, Trigen-Schuylkill. Cogen America and Adwin owned the other two-thirds interests in the Partnership. Adwin is an indirect wholly owned subsidiary of PECO.

     Under the settlement agreement PECO's subsidiary, Adwin, surrendered its rights to its one-third partnership interest in the Partnership to the two remaining partners, Trigen-Schuylkill and Cogen America. As a result, we own one half of the Partnership and Cogen America owns the other half.

     We will recognize a gain in 1999 based upon the market value, yet to be determined, of the portion of Adwin's interest in the Partnership that we received. The book value of the additional interest in the Partnership we received is approximately $9.2 million. If the book value approximated market value, the after tax gain would be $0.41 per diluted share. Our forecast that we will earn $1.07 per diluted share from the Partnership in 1999 includes this $0.41 of non-recurring income.

     Based on the settlement agreement, we estimate that we will recognize after tax income in 1999 from the Partnership of approximately $12.8 million or $1.07 per diluted share. If this settlement had not occurred, we expected to recognize after tax income in 1999 of approximately $5.1 million, or $0.42 per diluted share, from our interest in the Partnership.

     Separately, The Chase Manhattan Bank and Westinghouse Power Generation, which financed the construction of the Gray's Ferry Cogeneration Facility, agreed to dismiss their lawsuits against PECO. The Chase Manhattan Bank also agreed that they will not charge the Partnership for any default interest up to April 16, 1999. This will result in an additional $.8 million after tax earnings gain to Trigen or $0.07 per diluted share in 1999 as a result of the reversal of default interest charges. This $0.07 includes a non-recurring reversal of 1998 default interest expense of $.5 million after tax or $.04 per diluted share. Our forecast that we will earn $1.07 per diluted share from the Partnership in 1999 includes this $0.07 of income.

     In the year 2001, the energy price under the Power Purchase Agreements will begin to be based upon a percentage of a market based index, which we expect to produce substantially lower revenues from sales to PECO than the more favorable rates of the early contract years. Under the settlement agreement, the Partnership gained the right to sell to third parties electric energy and capacity from the facility in excess of the 150 megawatts which PECO is required to purchase under the Power Purchase Agreements, subject to a right of first refusal for PECO. We expect that the ability to sell to third parties electric energy and capacity above the 150 megawatts under contract to PECO, will result in an opportunity to improve the financial performance

               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


of the Partnership. The Partnership will now have the ability to institute capital modifications to the combustion turbine to increase electric capacity during the summer months when the price of electric capacity and energy are historically the highest.

Nassau Litigation

     On May 29, 1998, the County of Nassau, New York commenced an action against Trigen Energy Corporation and Trigen-Nassau Energy Corporation in New York State Supreme Court. Trigen-Nassau provides energy services to Nassau County under various agreements. Nassau County alleges that Trigen-Nassau breached those agreements by, among other means, charging the County for certain real estate taxes that the County contends are Trigen-Nassau's responsibility. On October 8, 1998, the Court dismissed the claims against Trigen Energy Corporation. On November 9, 1998, Trigen-Nassau filed counterclaims against Nassau County, seeking $1.6 million in damages. Trigen-Nassau alleges that Nassau County breached the parties' agreements by, among other things, failing to operate and maintain certain facilities and equipment. On January 21, 1999, the County requested that the Court dismiss Trigen-Nassau's counterclaims. On April 5, 1999, the Court dismissed some but not all of Trigen-Nassau's counterclaims. The Court declined to dismiss Trigen-Nassau's most important counterclaims which seek approximately $1.5 million in damages. The County is seeking approximately $10 million in damages. We believe we have good defenses to the County's claims, although we cannot predict the outcome of this matter.

6.   Comprehensive Income

  Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires disclosure of all items recognized under accounting standards as components of comprehensive income. Following are the components of comprehensive income for the three months ended March 31, 1999 and 1998 (in thousands).

                                                    1999     1998
                                                   ------    -----
  Net earnings                                     $1,226    $5,149

  Other comprehensive income
  Cumulative foreign currency translation
       adjustment                                      66       (3)
                                                   ------   -------
  Comprehensive income                             $1,292    $5,146
                                                   ------   -------

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Results of Operations

Three Months ended March 31, 1999 compared with Three Months ended
March 31, 1998.

Overview

     For the quarter ended March 31, 1999, we reported earnings before a cumulative effect of a change in an accounting principle of $6.1 million or $.51 per diluted share. This compared with $5.4 million and $.45 of diluted earnings per share before extraordinary item in the first quarter of 1998. Net earnings for the quarter ended March 31, 1999, amounted to $1.2 million or $.10 per diluted share after the effect of adoption of the change in accounting principle. Revenues were $85.4 million in the first quarter compared with $74.9 million last year. First quarter operating income of $16.9 million increased 6.8%, or $1.1 million, over the $15.8 million in the like quarter last year, reflecting increased sales volume and positive contributions from three new industrial accounts which became operational during the quarter. A significant portion of our revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

Revenues

     Revenues of $85.4 million were up $10.5 million or 14% from the first quarter of 1998, due to increased sales volume reflecting a colder winter and from positive contributions from three new industrial accounts which became operational in 1999. Thermal energy sales were up $10.5 million to $70.7 million while electric energy sales declined by $.5 million to $10.8 million. Equity earnings from unconsolidated subsidiaries were down $.6 million from the first quarter 1998, primarily due to increased legal and interest costs incurred by the Grays Ferry Cogeneration Partnership in connection with the PECO lawsuit. Fees earned and other revenues increased $1.1 million primarily due to increased equipment sales and to new industrial accounts.

Operating Expenses

     Fuel and consumables costs were $38.3 million in the first quarter of 1999 compared with $32.4 million in 1998. This increase was due to the higher level of energy revenues and the addition of fuel and consumables costs associated with new industrial accounts.

     Production and operating costs increased $1.2 million to $13.5 million in the first quarter due to the increase in revenues and the inclusion of production and operating costs associated with new industrial accounts.

     Depreciation and amortization expense was $6.5 million compared with $6.1 million in 1998. The increase reflects the higher level of capital expenditures.

     General and administrative expenses were up $1.9 million from the first quarter 1998 primarily due to legal expenses incurred in pursuing the Oklahoma City antitrust lawsuit against OG&E and from overhead related to new industrial accounts.

Interest Expense, Net

     Interest expense increased $.5 million to $6.3 million in the first quarter due to higher debt levels.

Income Taxes

     Our effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for the first quarter of 1999 and 1998 was 41.4% and 43.0%, respectively.

Cumulative Effect of a Change in an Accounting Principle

     We incurred an after-tax charge of $4.9 million, net of a tax benefit of $3.5 million, related to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which was recorded as a cumulative effect of a change in an accounting principle.
Reference is made to Note 3 of the Notes to Consolidated Financial with respect to the cumulative effect of a change in an accounting principle.


Liquidity and Financial Position

     Cash and cash equivalents were $16.8 million at March 31, 1999 (which included $4.6 million of restricted cash and cash equivalents), an increase of $2.1 million from year end 1998.
Working capital was a negative $2.4 million compared with a negative $9.5 million at December 31, 1998. At March 31, 1999, receivables were up 24.6% to $51.0 million and inventories increased slightly to $7.3 million from the balances at the end of 1998. Accounts payable were up $3.7 million to $8.5 million, accrued fuels decreased by $4.0 million to $10.1 million and accrued expenses and other current liabilities were up $6.3 million to $26.0 million at March 31, 1999. Our working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     During the first three months of 1999, the Company generated $14.1 million of cash from operating activities compared with $17.2 million in the like period last year. The decrease in cash generated from operations in 1999 was due to higher working capital requirements. During the first three months of 1999, we invested $16.6 million in capital expenditures, $.7 million in the acquisition of energy facilities and non-consolidated partnership investments and paid dividends of $.4 million to shareholders.

     Total debt was $381.0 million at March 31, 1999 compared with $375.1 million at the end of 1998. The $5.9 million increase, along with cash generated from operations, was predominately used to fund capital expenditures.

     During the first three months of 1999, stockholders' equity increased $1.5 million to $149.5 million at March 31, 1999. This increase reflects $1.2 million of net earnings, $.2 million of amortization of unearned compensation related to restricted shares and a profit sharing contribution of $.5 million from treasury, partially offset by $.4 million of dividend payments to shareholders.

     Reference is made to Note 5 of the Notes to Consolidated
Financial Statements with respect to legal proceedings involving the Company.


Year 2000 Date Conversion

    An issue affecting us and other businesses is the inability of many computer systems and applications to process the year 2000 ("Y2K") and beyond. To address this problem, we have developed a plan that divides direction for Y2K preparedness into four responsibility areas. These areas are Plant Production, Plant Non-Production, Desktop Systems and Corporate Systems.

  Plant Production includes primary plant systems that produce steam, chilling and hot water, electricity and other forms of energy. A plan to upgrade all non-compliant software and hardware has been underway since 1996. Testing of our Plant Production systems for Y2K compatibility is on schedule and expected to be completed by June 1999. If any Plant and Production systems fail these tests, we plan to take additional steps to make those systems Y2K compatible as soon as possible. We anticipate that all primary plant systems will be compliant by the third quarter of 1999. If we are not successful in these efforts, we may experience operational difficulties in serving our customers at some locations.

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

  We anticipate all Desktop systems to be compliant by September 1999 and Corporate Systems, which include financial and billing systems, to be compliant by December 1999. At this time, we believe our accounting system is Y2K compliant. We are in the process of upgrading our billing and other systems to achieve compliance. If we are not successful in these efforts, we believe that it would not impact our ability to serve our customers, although we may experience administrative difficulties.

  We estimate the total external cost to achieve Y2K compliance to be $1 million for the years 1997 through 1999. We believe we are staffed sufficiently to address all Y2K issues.

  We purchase raw material from key vendors to produce energy. These vendors include major natural gas, electricity, and water utilities, fuel oil and chemical distributors and coal producers. We will continue to survey our key vendors to determine their Y2K compliance. At this time, we do not expect any material disruption in services from vendors due to Y2K issues. We are, however, dependent in part, upon the ability of our vendors to be Y2K compliant.

  Our Y2K efforts are ongoing and our overall plan, as well as consideration of contingency plans, will continue to evolve as new information becomes available. At this time, we do not expect any major interruption of our business activities due to Y2K issues. However, we are unable to estimate the ultimate effect Y2K risks will have on our operating results.

Item 3.        Quantitative and Qualitative Disclosures About Market
Risk

  We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our short and long-term debt is subject to fixed and variable interest rates including rates primarily based on LIBOR. Based upon the debt balances at March 31, 1999, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $630,000 per year when three-month LIBOR is under 6.0% ranging to approximately $539,000 per year when three-month LIBOR is over 7.5%. Three-month LIBOR at March 31, 1999 was 5.06%.

     We use financial instruments to limit the financial risk of increases in interest rates on our floating rate debt. The differential to be paid or received under financial instruments is accrued and recognized in interest expense as interest rates change. As of March 31, 1999, we had outstanding interest rate swap, cap and collar agreements related to $42.5 million of debt outstanding, with an average fixed interest rate of 5.8% and an average remaining life of 6 years. The cost to terminate the swap, cap and collar was not material at March 31, 1999. We do not expect these financial instruments to have a material effect on our earnings or cash flows.

Part II - Other Information
Item 1. Legal Proceedings.

     We report information regarding our legal proceedings under
Note 5 to the Consolidated Financial Statements in this Report and in our Annual Report on Form 10-K for the year ended December 31, 1998.

Item 3. Defaults Upon Senior Securities.

     As part of the settlement of the lawsuit between Grays Ferry Cogeneration Partnership (the "Partnership") and PECO Energy Company, The Chase Manhattan Bank and certain other commercial banks (collectively the "Banks") and Westinghouse Power Generation agreed to waive claims for default interest against the Partnership up to April 16, 1999. The Banks and Westinghouse financed the construction of the Grays Ferry Cogeneration Facility under separate loan agreements. The Partnership owes a total principal amount of approximately $84,400,000 to the Banks. The Partnership owes a total principal amount of approximately $15,000,000 to Westinghouse.

     As of the date of this Report, the Partnership is in default under its debt agreements with the Banks and Westinghouse for the following reasons. The Partnership did not convert on time the Bank's short term construction loan for the Grays Ferry Cogeneration Facility to a longer term loan. The Partnership could not complete that conversion because of a dispute with the construction contractor which has now been resolved. The Partnership also did not make a principal payment to Westinghouse because the Banks required the Partnership to apply the Partnership's available cash (net of operating expenses) to repayment of principal owed to the Banks.

     Westinghouse and the Banks have not accelerated the debt owed to them nor charged default interest against the Partnership, although the Banks have reserved their rights to do so. The Banks have required to date, and may require in the future, the Partnership to apply the Partnership's available cash (net of operating expenses) to repayment of principal owed to the Banks.
     We expect to resolve all outstanding default issues with the Banks and Westinghouse in the second quarter.

Item 6.   Exhibits and Reports on Form 8-K

     (a)The following exhibits are filed as part of this amendment:

         27 Financial Data Schedule

      (b) The following reports on Form 8-K were filed during the three months ended March 31, 1999

          Item 2. Acquisition or Disposition of Assets, April 27,
1999.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRIGEN ENERGY CORPORATION


                                        /s/  MARTIN S. STONE
                                        ----------------------------
                                        Martin S. Stone
                                        Vice President Finance &
                                        Chief Financial Officer


                                        /s/  DANIEL J. SAMELA
                                        ----------------------------
                                        Daniel J. Samela
                                        Controller



Date:     May 14, 1999