Form 10-Q
period 1999-06-30
TRIGEN ENERGY CORP
filed 1999-08-13
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                    -----------------------------

                           FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

                               OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ---------      ---------

                  Commission File No. 1-13264

                   TRIGEN ENERGY CORPORATION
     (Exact name of Registrant as specified in its charter)

       Delaware                                  13-3378939
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)           Identification Number)

       One Water Street
      White Plains, New York                 10601-1009
(Address of principal executive offices)      (Zip Code)

                         (914) 286-6600
      (Registrant's telephone number, including area code)

                    ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X          No
                       -------        ------
There were 12,357,183 shares of the Registrant's Common Stock outstanding as of August 11, 1999.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                  Quarter Ended June 30, 1999

                                                                Page
Part I - Financial Information:

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 1999 and
          1998 (Unaudited)                                       3

     Consolidated Balance Sheets as of June 30, 1999
          (Unaudited) and December 31, 1998                      4

     Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998 (Unaudited)               5

     Notes to Consolidated Financial Statements (Unaudited)      6

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9

     Item 3.Quantitative and Qualitative Disclosures
          About Market Risk                                     13


Part II - Other Information:                                    14

Signatures:                                                     15

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

Part I -  Financial Information
Item 1.  Financial Statements

           TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 1999 and 1998
                           Unaudited
             (In thousands, except per share data)

                                                 Three Months           Six Months
                                            --------------------    --------------------
                                             1999          1998       1999        1998
                                             ----          -----      ------------------
Revenues
  Thermal energy                             $ 42,291     $ 37,068      $112,976  $97,278
  Electric energy                              10,846        8,880        21,639   20,209
  Equity in earnings of non-consolidated
        partnerships                            3,878        1,323         4,024    2,026
  Fees  earned  and  other revenues             3,871        3,523         7,676    6,193
                                              ----------   ----------   ----------- ------
     Total  revenues                           60,886       50,794       146,315  125,706
                                              ----------   ----------   ----------- ------
Operating expenses
  Fuel and consumables                        23,290        20,296        61,581   52,697
  Production and operating costs              13,773        11,714        27,307   24,050
  Depreciation and amortization                6,359         5,912        12,449   11,562
  General and administrative                   9,836        10,600        20,465   19,319
                                              ----------    ---------    -------- --------
  Total operating expenses                    53,258        48,522       121,802  107,628
                                              ----------   ----------    -------- --------
Operating  income                              7,628         2,272        24,513   18,078
Other income (expense)
   Interest expense                          ( 6,126)       (5,826)      (12,406) (11,567)
                                             -----------    ---------    -------- --------
   Other income, net                          14,989         4,313        15,347    4,599
                                             -----------    ---------    -------- --------
Earnings before minority interests, income
  taxes, extraordinary item, and
  cumulative effect of a change in an
   accounting  principle                      16,491           759        27,454   11,110
Minority interests in earnings of
   subsidiaries                                  536           782         1,040    1,575
                                             ----------     ----------   --------  ------
Earnings before income taxes, extraordinary
  item and cumulative effect of a change
   in  an  accounting principle               15,955           (23)       26,414    9,535
Income  taxes                                  6,605           (10)       10,935    4,100
                                             ----------     ----------    -------  -------
Earnings before extraordinary item and
  cumulative effect of a change
   in  an  accounting principle                9,350           (13)       15,479    5,435
Extraordinary loss from extinguishment of
  debt, net of tax benefit                       - -            - -          - -     (299)
Cumulative effect of change in an
   accounting principle, net of tax benefit      - -            -  -      (4,903)     - -
                                             ----------     ----------    -------- -------
Net  earnings  (Losses)                       $9,350         $ (13)       $10,576  $ 5,136
                                             ==========     ==========    =======  =======
Basic earnings per common share
  Before extraordinary item and cumulative
  effect of a change in an accounting
   principle                                  $  .78           - -        $  1.29  $   .45
   Extraordinary loss                            - -           - -            - -    ( .03)
  Cumulative effect of change in an
   accounting principle                          - -           - -           (.41)     - -
                                             ----------     ----------     --------  ------
Net  earnings                                 $  .78        $  - -        $   .88   $  .42
                                             ==========     ==========    ========  =======
Diluted earnings per common share
  Before extraordinary item and cumulative
  effect of a change in an accounting
   principle                                  $  .78        $  - -        $  1.29   $  .45
   Extraordinary loss                            - -           - -            - -   (  .03)
  Cumulative effect of change in an
   accounting principle                          - -           - -          ( .41)    - -
                                             ----------      ----------   --------- -------
Net  earnings                                 $  .78         $ - -        $   .88    $ .42
                                             ==========      ==========   =========  ======
Average shares outstanding - basic            12,051           12,031       12,027    12,017
                                             ----------      ----------   ---------  -------
Average shares outstanding - diluted          12,073           12,031       12,037    12,019
                                             ----------      ----------   ---------  -------

    See accompanying notes to consolidated financial statements.

             TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             Unaudited
                 (In thousands, except share data)
                                                June  30,      December 31,
                                                   1999           1998
                                                ------------  -----------
-
Current assets
  Cash and cash equivalents                     $ 14,130     $  10,074
  Accounts receivable
     Trade (less allowance for doubtful accounts
         of $1,141 in 1999 and $1,202 in 1998)    34,739        35,236
     Other                                         6,645         5,686
                                                --------        -------
     Total accounts receivable                    41,384        40,922
  Inventories                                      7,299         7,074
  Prepaid expenses and other current assets        6,393         8,016
                                                --------      ---------
     Total current assets                         69,206        66,086
Restricted cash and cash equivalents               4,576         4,623
Property, plant and equipment, net               472,872       442,755
Investment in non-consolidated partnerships       44,880        30,319
Intangible assets, net                            47,435        49,968
Deferred costs and other assets, net              23,678        24,405
                                               -----------   ----------
     Total assets                               $662,647      $618,156
                                               =========      ========

Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                               $  - -        $ 15,000
  Current portion of long-term debt               16,859        16,398
  Accounts payable                                 6,052         4,756
  Accrued income taxes                             7,070         5,728
  Accrued fuel                                     8,636        14,121
  Accrued expenses and other current liabilities  29,651        19,626
                                                ---------      ---------
     Total current liabilities                    68,268        75,629
Long-term debt                                   378,153       343,685
Other liabilities                                  3,987         4,254
Deferred income taxes                             43,911        39,422
                                                ---------     ---------
     Total liabilities                           494,319       462,990

Minority interests in subsidiaries                 9,013         7,238

Stockholders' equity
  Preferred stock-$.01 par value, authorized
    and unissued 15,000,000 shares                  - -           - -
  Common stock-$.01 par value, authorized
    60,000,000 shares, issued
    12,417,934  shares in 1999 and 1998              124           124
  Additional paid-in capital                     120,239       120,595
  Retained earnings                               46,129        36,417
  Unearned compensation - restricted stock        (4,651)       (4,967)
  Accumulated other comprehensive loss            (1,569)       (2,002)
  Treasury stock, at cost, 61,709 shares in
    1999 and 145,842 shares in 1998               (  957)       (2,239)
                                                  ---------   ----------
     Total stockholders' equity                  159,315       147,928
                                                -----------    ---------
     Total liabilities and stockholders' equity $662,647      $618,156
                                                 ========     =========

   See accompanying notes to consolidated financial statements.

<
               TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 1999 and 1998
                             Unaudited
                          (In thousands)
                                                      1999       1998
                                                      ------    ------
Cash flows from operating activities
  Net earnings                                      $  10,576   $ 5,136
  Reconciliation of net earnings to cash
       provided by operating activities
    Non-cash after-tax gain on litigation
        settlement                                    ( 8,518)      - -
        Extraordinary item                                - -       299
    Cumulative effect of a change in an
       accounting principle                             4,903       - -
     Depreciation and amortization                     13,265    12,361
     Deferred income taxes                              4,489       202
     Provision for doubtful accounts                      172       269
     Minority interests in subsidiaries                   782     1,575
     Changes in assets and liabilities
       Accounts receivable                                (83)   10,181
       Inventories and other current assets             1,398       417
       Accounts payable and other current liabilities   4,678    (2,347)
       Noncurrent assets and liabilities              ( 5,115)   (2,567)
                                                      --------   --------
       Net cash provided by operating activities       26,547    25,526
                                                      --------   --------

Cash flows from investing activities
  Acquisition of energy facilities.                      (354)  (44,100)
  Investments in non-consolidated partnerships           (310)     (990)
  Capital expenditures                                (40,197)  (20,133)
                                                    ----------  ---------
       Net cash used in investing activities          (40,861)  (65,223)
                                                   ----------  ---------
Cash flows from financing activities
  Short-term debt, net                                (15,000) (14,200)
  Proceeds of long-term debt                           43,470   84,850
  Payments of long-term debt                           (9,246) (24,356)
  Dividends paid                                         (864)    (863)
  Purchase of treasury stock                              (38)    (775)
  Distribution to minority interests                      - -   (1,550)
                                                      --------  -------
  Net cash provided by financing activities            18,322   43,106
                                                      --------  --------
Cash and cash equivalents
  Increase                                              4,008    3,409
  At beginning of period                               14,698   13,693
                                                      --------- --------
  At end of period                                    $18,706  $17,102
                                                      =======  =======

  Current                                             $14,130  $12,431
  Restricted                                            4,576    4,671
                                                      -------- --------
  At end of period                                    $18,706  $17,102
                                                      =======  =======

Supplemental disclosure of cash flow information
  Cash paid during the period for
       Interest                                       $11,750  $10,606
                                                      -------- --------
       Income taxes                                     2,906    1,421
                                                      --------  -------

See accompanying notes to consolidated financial statements.

            TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   Basis of Presentation

     Trigen Energy Corporation and its subsidiaries ("we"), develop, own and operate commercial and industrial energy systems in the United States, Canada and Mexico. We use our expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity. We combine heat and power generation, producing electricity as a by-product, for use in our facilities and for sale to customers.

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six month periods ended June 30, 1999 and cash flows for the six month period ended June 30, 1999 are not indicative of those to be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in our Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We are required to adopt SFAS No. 133 for fiscal years beginning after June 15, 2000. Based on preliminary analyses, we do not expect the future adoption of SFAS No. 133 to have a material effect on results of operations and financial condition.

3.   Supplementary Income Information

     Included in other income, net for the three months and six months ended June 30, 1999 is a gain of $14.5 million related to the Grays Ferry Cogeneration Partnership litigation settlement agreement. The gain represents the market value of the share of Adwin's interest in the Partnership that has been surrendered to us as part of this settlement. (See Note 6- Legal Proceedings). Included in other income, net for the three months and six months ended June 30, 1998 were gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

            TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

4.        Cumulative Effect of a Change in an Accounting Principle

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

5.   Extraordinary Item

     We incurred an extraordinary charge of $.3 million, net of a tax benefit of $.2 million, in the six months ended June 30, 1998 in connection with the early retirement of debt.

6.   Legal Proceedings

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

     Prior to the settlement we owned a one third interest in the Partnership through our wholly owned subsidiary, Trigen-Schuylkill. Cogen America and Adwin owned the other two-thirds interests in the Partnership. Adwin is an indirect wholly owned subsidiary of PECO. Under the settlement agreement PECO's subsidiary, Adwin, surrendered its rights to its one-third partnership interest in the Partnership to the two remaining partners, Trigen-Schuylkill and Cogen America. As a result, we own one half of the Partnership and Cogen America owns the other half. During the quarter ended June 30, 1999, we recognized an after tax gain of $8.5 million ($.71 per diluted share) which represents the market value of our share of Adwin's interest.

     Separately, The Chase Manhattan Bank and Westinghouse Power Generation, which financed the construction of the Gray's Ferry Cogeneration facility, agreed to dismiss their lawsuits against PECO. The Chase Manhattan Bank also agreed that they will not charge the Partnership for any default interest up to April 16, 1999. During the quarter, the Partnership therefore reversed previously accrued default interest of $2.9 million including $1.8 million that was recorded in 1998. Our share of the interest reversal was $1.4 million.

            TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


     In the year 2001, the energy price under the Power Purchase Agreements will begin to be based upon a percentage of a market based index, which we expect to produce substantially lower revenues from sales to PECO than the more favorable rates of the early contract years. Under the settlement agreement, the Partnership gained the right to sell to third parties electric energy and capacity from the facility in excess of the 150 megawatts which PECO is required to purchase under the Power Purchase Agreements, subject to a right of first refusal for PECO. We expect that the ability to sell to third parties electric energy and capacity above the 150 megawatts under contract to PECO, will result in an opportunity to improve the financial performance of the Partnership. The Partnership will now have the ability to institute capital modifications to the combustion turbine to increase electric capacity during the summer months when the price of electric capacity and energy are historically the highest.

7.   Comprehensive Income

  Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires disclosure of all items recognized under accounting standards as components of comprehensive income. Following are the components of comprehensive income for the three months and six months ended June 30, 1999 and 1998 (in thousands).

                              Three  Months Ended  Six  Months Ended
                                    June 30            June 30
                               -----------------   -----------------

                                 1999     1998     1999      1998
                                 ----     -----     ----     -----
  Net earnings                   $9,350    (13)    $10,576   $5,136
  Other comprehensive income
  Cumulative foreign currency
  translation adjustment            367     22         433       19
                                 ------    ----    -------   ------
    Comprehensive  income        $9,717    $ 9     $11,009   $5,155
                                 ======    =====   =======   ======

Item  2.  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations

Three  Months ended June 30, 1999 compared with Three Months ended
June 30, 1998.

Overview

     For the quarter ended June 30, 1999, we reported earnings of $9.4 million or $.78 per diluted share. This compared with a $13 thousand loss in the second quarter of 1998. Revenues were $60.9 million in the second quarter compared with $50.8 million last year. Second quarter operating income of $7.6 million increased $5.3 million over the $2.3 million in the like quarter last year. This increase reflects higher sales volume in most of the district energy systems, positive contributions from new industrial accounts and the absence of 1998 special cost adjustments. In addition, equity earnings for unconsolidated subsidiaries increased by $2.6 million versus the second quarter of 1998 due to an increase in our ownership share of the Grays Ferry Cogeneration Partnership from April 23rd forward and the reversal of accrued default interest expense on the Partnership debt. A significant portion of our revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

Revenues

     Revenues of $60.9 million were up $10.1 million or 20% from the second quarter of 1998, due to increased sales volume in most of the district energy systems and positive contributions from our new industrial accounts which became operational in 1999. Thermal energy sales were up $5.2 million to $42.3 million while electric energy sales increased by $2.0 million to $10.8 million. Equity earnings from unconsolidated subsidiaries were up $2.6 million from the second quarter of 1998, primarily due to an increase in our ownership share of the Grays Ferry Cogeneration Partnership to 50% from 33 and 1/3% and from our $1.4 million share of the reversal of accrued default interest on the Partnership debt through April 16, 1999.

Operating Expenses

     Fuel and consumables costs were $23.3 million in the second quarter of 1999 compared with $20.3 million in 1998. This increase was due to the higher level of energy revenues and the addition of fuel and consumables costs associated with new industrial accounts.

     Production and operating costs increased $2.1 million to $13.8 million in the second quarter due to the increase in revenues and the inclusion of production and operating costs associated with new industrial accounts.

     General and administrative expenses were down $.8 million from the second quarter 1998 primarily due to the absence of 1998 special cost adjustments of $2.0 million for insurance and employee related costs.

Other Income, Net

     The $10.7 million increase in other income, net is primarily the result of recognizing the gain from our share of the Adwin interest in the Grays Ferry Cogeneration Partnership which was surrendered to us on April 23, 1999 as part of a legal settlement agreement (see Note 6-Legal Proceedings). We recorded a pre-tax gain of $14.5 million which represents the market value of the share of Adwin's interest in the Partnership that was surrendered to us. Second quarter 1998 included the net results from gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

Income Taxes

     Our effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for the second quarter of 1999 and 1998 was 41.4% and 43.0%, respectively.

Six months ended June 30, 1999 compared with six months ended June
30, 1998

Overview

     For the six months ended June 30, 1999, we reported earnings before a cumulative effect of a change in accounting principle of $15.5 million or $1.29 per diluted share. This compared to $5.4 million and $.45 of diluted earnings per share before extraordinary item last year. Net earnings for the six months ended June 30, 1999, amounted to $10.6 million or $.88 per diluted share after the effect of the adoption of the change in accounting principle. Operating income was $24.5 million on revenues of $146.3 million in the first six months of 1999 compared with operating income of $18.1 million on revenues of $125.7 million in 1998. The operating margin was 16.8% in 1999 compared with 14.4% in 1998.

Revenues

     Revenues of $146.3 million were up $20.6 million or 16.4% over 1998. Thermal energy sales increased $15.7 million to $113.0 million and electric energy sales increased $1.4 million to $21.6 million. The increase in thermal energy sales is due to increased sales volume reflecting a colder winter than 1998 and from positive contributions from our new industrial accounts which became operational in 1999. Equity earnings from unconsolidated subsidiaries increased 99% to $4.0 million. This is primarily due to the increase in our ownership share of the Grays Ferry Cogeneration Partnership to 50% from 33 and 1/3% and from our $1.4 million share of the reversal of accrued default interest on the Partnership debt through April 16, 1999. Fees earned and other revenues increased $1.5 million to $7.7 million primarily due to increased equipment sales and to new industrial accounts.

Operating Expenses

     Fuel and consumables costs were $61.6 million compared with $52.7 million last year. This is due to the higher level of energy revenues and the addition of fuel and consumables costs associated with new industrial accounts.

     Production and operating costs increased 13.5% to $27.3 million due to the increase in revenues and operating costs associated with new industrial accounts.

     Depreciation and amortization expense was $12.4 million versus $11.6 million in 1998. The increase reflects the higher level of capital expenditures.

     General and administrative expenses increased $1.1 million compared to 1998. Expenses in 1998 included special cost adjustments of $2.0 million for insurance and employee related costs. Increased costs in 1999 are primarily due to legal expenses incurred in pursuing the Oklahoma City antitrust lawsuit against OG&E, and from overhead related to new industrial accounts.

Interest Expense, Net

     Interest expense increased $.8 million to $12.4 million due to higher debt levels.

Other Income, Net

     Other income, net is up $10.7 million compared to 1998. This is primarily due to recognizing the gain from our share of the Adwin interest in the Grays Ferry Cogeneration Partnership which was surrendered to us on April 23, 1999 as part of a legal settlement agreement (see Note 6-Legal Proceedings). We recorded a pre-tax gain of $14.5 million which represents the market value of the share of Adwin's interest in the Partnership that was surrendered to us. 1998 other income, net included the net results from gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

Income Taxes

     Our effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective tax rate for 1999 and 1998 was 41.4% and 43.0%, respectively.

Cumulative effect of a Change in an Accounting Principle

     We incurred an after-tax charge of $4.9 million, net of a tax benefit of $3.5 million, related to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which was recorded as a cumulative effect of a change in an accounting principle. Reference is made to Note 4 of the Notes to Consolidated Financial Statements with respect to the cumulative effect of a change in an accounting principle.

Liquidity and Financial Position

     Cash and cash equivalents were $18.7 million at June 30, 1999 (which included $4.6 million of restricted cash and cash equivalents), an increase of $4.0 million from year end 1998. Working capital was $.9 million compared with a negative $9.5 million at December 31, 1998. At June 30, 1999, receivables and inventories increased slightly to $41.4 million and $7.3 million, respectively from the balances at the end of 1998. Accounts payable were up $1.3 million to $6.1 million, accrued fuels decreased by $5.5 million to $8.6 million and accrued expenses and other current liabilities were up $10.0 million to $29.7 million at June 30, 1999. Our working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     During the first six months of 1999, we generated
$26.5 million of cash from operating activities compared with $25.5 million in the like period last year. The increase in cash generated from operations in 1999 was due primarily to increased earnings and improved working capital. During the first six months of 1999, we invested $40.2 million in capital expenditures, $.6 million in the acquisition of energy facilities and non-consolidated partnership investments and paid dividends of $.9 million to shareholders.

     Total debt was $395.0 million at June 30, 1999 compared with $375.1 million at the end of 1998. The $19.9 million increase, along with cash generated from operations, was predominately used to fund capital expenditures.

     During the first six months of 1999, stockholders' equity increased $11.4 million to $159.3 million at June 30, 1999. This increase reflects $10.6 million of net earnings, $.3 million of amortization of unearned compensation related to restricted shares, a $.4 million cumulative translation adjustment and a profit sharing contribution of $.9 million, partially offset by $.9 million of dividend payments to shareholders.

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

  Plant Production includes primary plant systems that produce steam, chilling and hot water, electricity and other forms of energy. A plan to upgrade all non-compliant software and hardware has been underway since 1996. We have completed testing of our material Plant Production systems for Y2K compatibility. At this time, we believe that all of our material Plant Production systems are Y2K compatible.

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

Item 3.  Quantitative and Qualitative Disclosures About Market
Risk

  We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our short and long-term debt is subject to fixed and variable interest rates including rates based primarily on LIBOR. Based upon the debt balances at June 30, 1999, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $602,000 per year when three-month LIBOR is over 7.5% ranging to approximately $730,000 per year when three-month LIBOR is under 6.0%. Three-month LIBOR at June 30, 1999 was 5.37%.

     We use financial instruments to limit the financial risk of increases in interest rates on our floating rate debt. The differential to be paid or received under financial instruments is accrued and recognized in interest expense as interest rates change. As of June 30, 1999, we had outstanding interest rate swap, cap and collar agreements related to $41.6 million of debt outstanding, with an average fixed interest rate of 5.8% and an average remaining life of 5.7 years. If Trigen had liquidated the swap, cap and collar the amount received would have approximated $290,000. We do not expect these financial instruments to have a material effect on our earnings or cash flows.

Part II - Other Information

Item 1. Legal Proceedings.

     We report information regarding our legal proceedings under
Note 6 to the Consolidated Financial Statements in this Report and in our Annual Report on Form 10-K for the year ended December 31, 1998 as well as in other reports we have filed with the SEC earlier this year.

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

     We expect to resolve all outstanding default issues with the Banks and Westinghouse in the third quarter of 1999.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The annual meeting of security holders was held in Philadelphia, Pennsylvania on May 19, 1999. The security holders voted, as recommended by management, for the election to the Board of Directors of Messrs. Patrick Buffet, George F. Keane, Thomas R. Casten, Philippe Brongniart, Olivier Degos, (11,374,118 votes for, 233,809 votes withheld for Messrs. Buffet, Keane, Casten and Degos; 11,372,998 votes for and 234,929 votes withheld for Mr. Brongniart), and ratified the selection of Arthur Andersen LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1999 (11,600,175 votes for and 2,224 votes against, 5,527 abstained). The following director's terms of office continued after the meeting: Messrs. Richard E. Kessel, Charles E. Bayless, Michel Bleitrach, and Dominique Mangin d'Ouince.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this amendment:
         10.35     Form of Confidentiality, Non-Compete and Severance
              Agreement, dated July 28, 1998 between Trigen and Martin S. Stone.
         27   Financial Data Schedule

      (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1999
     Item 2. Acquisition or Disposition of Assets, April 27, 1999. Form 8-K/A-1. (Amendment of April 27, 1999 Form 8-K) Item 2.
             Acquisition or disposition of Assets, June 9, 1999.

      Form 8-K/A-2. Item 2. Acquisition or Disposition of Assets, and
     Item 7. Financial Statements and Exhibits, July 2, 1999

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRIGEN ENERGY CORPORATION



                                   /s/  MARTIN S. STONE
                                   ------------------------------
                                        Martin S. Stone
                                        Vice President Finance &
                                        Chief Financial Officer


                                   /s/  DANIEL J. SAMELA
                                   ------------------------------
                                        Daniel J. Samela
                                        Controller



Date:     August 13, 1999