Form 10-Q
period 1999-09-30
TRIGEN ENERGY CORP
filed 1999-11-12
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                -------------------------------
                           FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

                               OR

[      ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to____________

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

                   Yes   X          No

There were 12,407,102 shares of the Registrant's Common Stock outstanding as of November 5, 1999.

          TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                       INDEX TO FORM 10-Q

                Quarter Ended September 30, 1999
                                                                      Page
Part I - Financial Information:

     Item 1.   Financial Statements

     Consolidated Statements of Operations for the Three Months and
          Nine Months Ended September 30, 1999 and 1998 (Unaudited)        3
     Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
          and December 31, 1998                                            4
     Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998 (Unaudited)                    5

     Notes to Consolidated Financial Statements (Unaudited)                6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations               ..             9

     Item 3.Quantitative and Qualitative Disclosures About Market Risk     13

Part II - Other Information:                                               14

Signatures: ....                                                           16

     Disclosure Regarding Forward-Looking Statements

     This report includes historical information as well as statements regarding our future expectations. The statements regarding the future (referred to as "forward-looking statements") include among other things statements about future energy markets, cost reduction targets, return on capital goals, development, production and acceptance of new products and process technologies, ongoing and planned capacity additions and expansions and joint ventures. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand for our products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology, failure to achieve our cost reduction targets or complete construction projects on schedule and Year 2000 computer related difficulties. We believe in good faith that the forward-looking statements in this report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

Part I -  Financial Information
Item 1.  Financial Statements

           TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 1999 and 1998
                           Unaudited
             (In thousands, except per share data)

                                           Three Months          Nine Months
                                           -----------           -----------
                                           1999     1998         1999      1998
Revenues                                   ----     ----         ----      ----
  Thermal energy.......................   $ 40,724 $ 35,300     $153,700  $132,578
  Electric energy.......................    11,065   11,001       32,704    31,210
  Equity in earnings of non-consolidated
    partnerships                             2,725    1,598        6,749     3,624
  Fees earned and other revenues             3,223    2,940       10,899     9,133
                                         ---------  -------   ----------   -------
     Total revenues                         57,737   50,839      204,052   176,545
                                         ---------  -------   ----------   -------
Operating Expenses
  Fuel and consumables                      23,279   21,316       84,860    74,012
  Production and operating costs            12,476   12,017       39,783    36,068
  Depreciation and amortization              5,863    5,839       18,312    17,401
  General and administrative                10,123    8,466       30,588    27,785
                                         ---------  -------   ----------   -------
Total operating expenses                    51,741   47,638      173,543   155,266
                                         ---------  -------   ----------   -------
Operating income                             5,996    3,201       30,509    21,279
Other income (expense)
   Interest expense                         (6,423)  (6,046)     (18,829)  (17,613)
   Other income, net                            50      332       15,397     4,931
                                         ---------  -------   ----------   -------
Earnings (losses) before minority
  interests, income taxes, extraordinary
  item, and cumulative effect of a change
in an accounting principle....                (377)  (2,513)      27,077     8,597
Minority interests in earnings of
    subsidiaries                             1,350      799        2,390     2,374
                                         ---------  -------     --------   -------
Earnings (losses) before income taxes,
  extraordinary item and cumulative effect
   of a change  in an accounting principle  (1,727)  (3,312)      24,687     6,223
Income taxes                                 ( 715)  (1,424)      10,220     2,676
                                         ---------  -------     --------   -------
Earnings (losses) before extraordinary item
  and cumulative effect of a change
   in an accounting principle               (1,012)  (1,888)      14,467     3,547
Extraordinary loss from extinguishment of
   debt, net of tax benefit                    - -      - -         - -      ( 299)
Cumulative effect of change in an accounting
   principle, net of tax benefit               - -      - -       (4,903)      - -
                                         ---------  --------    --------    -------
Net earnings (losses)                    $  (1,012) $ (1,888)   $  9,564   $ 3,248

                                         =========  ========    ========    =======

Basic earnings per common share
  Before extraordinary item and
   Cumulative effect of a change
  in an accounting principle            $    (.09)   $  (.15)  $ 1.20      $  .30
  Extraordinary loss                          - -        - -      - -        (.03)
  Cumulative effect of change in an
    accounting  principle                     - -        - -     (.41)        - -
                                        ---------    -------   ------      ------
Net earnings (losses)...................$    (.09)   $  (.15)  $  .79      $  .27
                                        =========    =======   ======      ======
Diluted earnings per common share
  Before extraordinary item and
   cumulative effect of a change in
   an accounting principle              $    (.09)   $  (.15)  $ 1.20      $  .30
   Extraordinary loss                         - -        - -      - -       ( .03)
  Cumulative effect of change in an
    accounting   principle                    - -        - -     (.41)       - -
                                        ---------    -------   ------     ------
Net  earnings (losses)                  $    (.09)   $  (.15)  $  .79      $ .27
                                        =========    ========  ======     ======
Average shares outstanding - basic         12,051     11,999   12,038     12,010
                                        ---------    -------   ------     ------
Average shares outstanding - diluted       12,219     11,999   12,087     12,011
                                        ---------   --------   ------     ------

    See accompanying notes to consolidated financial statements.


             TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             Unaudited
                 (In thousands, except share data)
                                               September 30,        December 31,
                                                    1999                1998
                                               -------------        ------------
Assets
Current assets
  Cash and cash equivalents                      $ 21,544           $ 10,074
  Accounts receivable
     Trade (less allowance for doubtful accounts
      of $1,460 in 1999 and $1,278 in 1998)        34,791             35,236
     Other                                          9,593              5,686
                                                ---------           --------
     Total accounts receivable                     44,384             40,922
  Inventories                                       7,613              7,074
  Prepaid expenses and other current assets         8,350              8,016
                                                 --------            -------
     Total current assets                          81,891             66,086
Restricted cash and cash equivalents                4,552              4,623
Property, plant and equipment, net                484,768            442,755
Investment in non-consolidated partnerships        47,550             30,319
Intangible assets, net                             46,749             49,968
Deferred costs and other assets, net               29,847             24,405
                                               ----------           --------
     Total assets                                $695,357           $618,156
                                                =========           ========
Liabilities and Stockholders' Equity
Current liabilities
  Short-term debt                               $ 11,700            $ 15,000
  Current portion of long-term debt               17,054              16,398
  Accounts payable                                 8,067               4,756
  Accrued income taxes                             4,581               5,728
  Accrued fuel                                     9,495              14,121
  Accrued expenses and other current
    liabilities                                   26,758              19,626
                                                --------             -------
     Total current liabilities                    77,655              75,629
Long-term debt                                   396,614             343,685
Other liabilities                                  4,132               4,254
Deferred income taxes                             43,701              39,422
                                                --------             -------
     Total liabilities                           522,102             462,990
Minority interests in subsidiaries                14,685               7,238
Stockholders' equity
  Preferred stock-$.01 par value,
    authorized and unissued 15,000,000 shares       - -                 - -
  Common stock-$.01 par value, authorized
    60,000,000 shares, issued 12,417,934
    shares in 1999 and 1998                          124                 124
  Additional paid-in capital                     120,242             120,595
  Retained earnings                               44,683              36,417
  Unearned compensation - restricted stock        (4,592)            ( 4,967)
  Accumulated other comprehensive loss            (1,254)            ( 2,002)
  Treasury stock, at cost, 41,285 shares in
     1999 and 145,842 shares in 1998                (633)             (2,239)
                                                  -------            --------
     Total stockholders' equity                  158,570             147,928
                                                --------             --------
     Total liabilities and stockholders'
        equity                                  $695,357            $618,156
                                                ========            ========

   See accompanying notes to consolidated financial statements.

            TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1999 and 1998
                                    Unaudited
                                 (In thousands)
                                                          1999       1998
                                                         -----        ----
Cash flows from operating activities
  Net earnings                                            $ 9,564      $ 3,248
  Reconciliation of net earnings to cash provided
    by operating activities Non-cash after-tax gain
    on litigation settlement                              ( 8,518)        - -
     Extraordinary item                                       - -          299
    Cumulative effect of a change in an accounting
    principle                                              4,903          - -
     Depreciation and amortization                        18,312        17,401
     Deferred income taxes                                 4,279           199
     Provision for doubtful accounts                         379           339
     Minority interests in subsidiaries                    2,390         2,374
     Changes in assets and liabilities
       Accounts receivable                                (3,290)       13,257
       Inventories and other current assets                 (873)          187
       Accounts payable and other current liabilities      2,671        (6,170)
       Non-current assets and liabilities                 (2,874)       (2,171)
                                                        ---------      --------
       Net cash provided by operating activities          26,943        28,963
                                                        ---------      -------
Cash flows from investing activities
  Acquisition of energy facilities.                       (5,903)      (65,350)
  Investments in non-consolidated partnerships              (278)         (979)
  Purchase of marketable securities                       (1,013)           --
  Capital expenditures                                   (56,530)      (28,709)
                                                         --------      --------
       Net cash used in investing activities             (63,724)      (95,038)
                                                        ---------      ---------

Cash flows from financing activities
  Short-term debt, net                                    (3,300)       (3,850)
  Proceeds of long-term debt                              67,950       110,100
  Payments of long-term debt                             (15,136)      (32,123)
  Dividends paid                                          (1,297)       (1,293)
  Purchase of treasury stock                                 (38)         (608)
  Distribution to minority interests                        - -         (2,089)
                                                        --------       -------
       Net cash provided by financing activities          48,179        70,137
Cash and cash equivalents                               --------       -------
  Increase                                                11,398         4,062
  At beginning of period                                  14,698        13,693
                                                        --------       -------
  At end of period                                      $ 26,096       $17,755
                                                        ========       ========

  Current                                               $ 21,544       $13,108
  Restricted                                               4,552         4,647
                                                        --------       -------
  At end of period                                       $26,096       $17,755

                                                         =======       =======

Supplemental disclosure of cash flow information
  Cash paid during the period for
       Interest                                         $ 17,543       $10,606
                                                        --------       -------
       Income taxes                                        5,708         1,629
                                                        --------       -------
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

     The consolidated financial statements of Trigen Energy Corporation and its subsidiaries presented herein are unaudited. However, such information reflects all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine month periods ended September 30, 1999 and cash flows for the nine month period ended September 30, 1999 are not indicative of those to be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in our Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

2.   Recent Accounting Pronouncements

       In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, SFAS No. 137 was issued, which deferred the effective date of SFAS No. 133. We will adopt SFAS No. 133 effective January 1, 2001. Based on preliminary analysis, we do not expect the future adoption of SFAS No. 133 to have a material effect on results of operations and financial condition.

3.   Supplementary Income Information

     Included in other income, net for the nine months ended September 30, 1999 is a pre-tax gain of $14.5 million related to the Grays Ferry Cogeneration Partnership litigation settlement agreement. The gain represents the market value of the share of the Partnership that we received as part of this settlement. (See Note 6- Legal Proceedings). Included in other income, net for the nine months ended September 30, 1998 were gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

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

5.   Extraordinary Item

     We incurred an extraordinary charge of $.3 million, net of a tax benefit of $.2 million, in the nine months ended September 30, 1998 in connection with the early retirement of debt.

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

     Prior to the settlement we owned a one third interest in the Partnership through our wholly owned subsidiary, Trigen-Schuylkill. Cogen America and Adwin owned the other two-thirds interests in the Partnership. Adwin is an indirect wholly owned subsidiary of PECO. Under the settlement agreement PECO's subsidiary, Adwin, surrendered its rights to its one-third partnership interest in the Partnership to the two remaining partners, Trigen-Schuylkill and Cogen America. As a result, we own one half of the Partnership and Cogen America owns the other half. During the second quarter 1999, we recognized an after tax gain of $8.5 million ($.71 per diluted share) which represents the market value of our share of Adwin's interest.

     Separately, The Chase Manhattan Bank and Westinghouse Power Generation, which financed the construction of the Gray's Ferry Cogeneration facility, agreed to dismiss their lawsuits against PECO. The Chase Manhattan Bank also agreed that they will not charge the Partnership for any default interest up to April 16, 1999. During the second quarter 1999, the Partnership therefore reversed previously accrued default interest of $2.9 million including $1.8 million that was recorded in 1998. Our share of the interest reversal was $1.4 million.

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

7.   Comprehensive Income

  Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires disclosure of all items recognized under accounting standards as components of comprehensive income. Following are the components of comprehensive income for the three months and nine months ended September 30, 1999 and 1998 (in thousands).

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                       -------------------     -----------------
                                       1999           1998     1999        1998

                                       ----           ----     ----        ----

    Net   earnings   (losses)..........$(1,012)      (1,888)   $ 9,564    $3,248
  Other comprehensive income
  Cumulative foreign currency
   Translation adjustment...               315          36         748       55
                                      --------     --------     -------   -----
Comprehensive income (loss).....       $(  697)     $(1,852)   $10,312    $3,303
                                       ========     ========   =======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended September 30, 1999 compared with Three Months ended September 30, 1998.

Overview

     For the quarter ended September 30, 1999, we reported a loss of $1.0 million or $.09 per diluted share. This compared with a loss of $1.9 million or $.15 per diluted share in the third quarter of 1998. Revenues were $57.7 million in the third quarter compared with $50.8 million in the third quarter of last year. Third quarter operating income of $6.0 million increased $2.8 million over the $3.2 million in the like quarter last year. This increase reflects higher sales volume in most of the district energy systems and positive contributions from new industrial accounts. In addition, equity earnings from unconsolidated subsidiaries increased by $1.1 million in the third quarter of 1999 versus the third quarter of 1998 due to an increase in our ownership share of the Grays Ferry Cogeneration Partnership. A significant portion of our revenues and profits are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

Revenues

     Revenues of $57.7 million were up $6.9 million during the third quarter of 1999 or 13.6% from the third quarter of 1998, due to increased sales volume in most of the district energy systems and positive contributions from our new industrial accounts which became operational in 1999. Thermal energy sales were up $5.4 million to $40.7 million while electric energy sales remained level with last year at $11.1 million. Equity earnings from unconsolidated subsidiaries were up $1.1 million from the third quarter of 1998, primarily due to an increase in our ownership share of the Grays Ferry Cogeneration Partnership to 50% from 33 1/3%.

Operating Expenses

     Fuel and consumables costs were $23.3 million in the third quarter of 1999 compared with $21.3 million in the third quarter of 1998. This increase was due to the higher level of energy revenues and the addition of fuel and consumables costs associated with new industrial accounts.

     Production and operating costs increased $.5 million to $12.5 million in the third quarter of 1999 due to the increase in revenues and the inclusion of production and operating costs associated with new industrial accounts.

    General and administrative expenses increased 19% in the quarter to $10.1 million primarily due to the inclusion of overhead attributable to new industrial accounts, legal expenses incurred in connection with ongoing litigation and increased headcount required to pursue energy outsourcing opportunities.

Income Taxes

     Our effective tax rate is determined primarily by the federal statutory rate of 35%, and state and local income taxes. The effective income tax rate for the third quarter of 1999 and 1998 was 41.4% and 43.0%, respectively.

Nine Months ended September 30, 1999 compared with Nine Months ended September 30, 1998

Overview

     For the nine months ended September 30, 1999, we reported earnings before a cumulative effect of a change in an accounting principle of $14.5 million or $1.20 per diluted share. This compared to $3.5 million and $.30 of diluted earnings per share before extraordinary item during the same period last year. Net earnings for the nine months ended September 30, 1999, amounted to $9.6 million or $.79 per diluted share after the effect of the adoption of the change in accounting principle. Net earnings included a non-recurring after-tax gain of $8.5 million, or $.71 per diluted share, related to the PECO lawsuit settlement. Operating income was $30.5 million on revenues of $204.1 million in the first nine months of 1999 compared with operating income of $21.3 million on revenues of $176.5 million in first nine months of 1998. The operating margin was 14.9% in the first nine months of 1999 compared with 12.1% in the first nine months of 1998.

Revenues

     Revenues of $204.1 million were up $27.6 million or 15.6% over 1998. Thermal energy sales increased $21.1 million to $153.7 million and electric energy sales increased $1.5 million to $32.7 million. The increase in thermal energy sales is due to increased sales volume reflecting a colder winter than 1998 and from positive contributions from our new industrial accounts which became operational in 1999. Equity earnings from unconsolidated subsidiaries increased 86% to $6.7 million. This is primarily due to the increase in our ownership share of the Grays Ferry Cogeneration Partnership to 50% from 33 1/3% and from our $1.4 million share of the reversal of accrued default interest on the Partnership debt through April 16, 1999. Fees earned and other revenues increased $1.8 million to $10.9 million primarily due to increased equipment sales and to new industrial accounts.

Operating Expenses

    Fuel and consumables costs were $84.9 million compared with $74.0 million during the same period last year. This is due to the higher level of energy revenues and the addition of fuel and consumables costs associated with new industrial accounts.

     Production and operating costs increased 10.2% to $39.8 million due to the increase in revenues and operating costs associated with new industrial accounts.

     Depreciation and amortization expense was $18.3 million versus $17.4 million in 1998. The increase reflects the higher level of capital expenditures.

     General and administrative expenses increased $2.8 million compared to 1998. Expenses in 1998 included special cost adjustments of $2.0 million for insurance and employee related costs. Increased costs in 1999 are primarily due to legal expenses incurred in pursuing the Oklahoma City antitrust lawsuit against Oklahoma Gas and Electric Company, overhead related to new industrial accounts and to increased headcount required to pursue energy outsourcing opportunities.

Interest Expense, Net

     Interest expense increased $1.2 million to $18.8 million due to higher debt levels.

Other Income, Net

     Other income, net is up $10.5 million compared to 1998. This is primarily due to recognizing the gain from our share of the Adwin interest in the Grays Ferry Cogeneration Partnership which was surrendered to us on April 23, 1999 as part of a legal settlement agreement (see Note 6-Legal Proceedings). We recorded a pre-tax gain of $14.5 million which represents the market value of the share of Adwin's interest in the Partnership that was surrendered to us. 1998 other income, net included the net results from gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

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

Liquidity and Financial Position

    Cash and cash equivalents were $26.1 million at September 30, 1999 (which included $4.6 million of restricted cash and cash equivalents), an increase of $11.4 million from year end 1998. Working capital was $4.2 million compared with a negative $9.5 million at December 31, 1998. At September 30, 1999, receivables increased $3.5 million and inventories increased $.5 million to $44.4 million and $7.6 million, respectively, from the balances at the end of 1998. Accounts payable were up $3.3 million to $8.1 million, accrued fuels decreased by $4.6 million to $9.5 million and accrued expenses and other current liabilities were up $7.2 million to $26.8 million at September 30, 1999. Our working capital requirements vary in line with the peak heating demand in the winter and peak cooling demand in the summer.

     During the first nine months of 1999, we generated $26.9 million of cash from operating activities compared with $29.0 million in the like period last year. The decrease in cash generated from operations in 1999 was due primarily to higher working capital requirements. During the first nine months of 1999, we invested $56.5 million in capital expenditures, $5.9 million in the acquisition of energy facilities and non-consolidated partnership investments and paid dividends of $1.3 million to shareholders.

    Total debt was $425.4 million at September 30, 1999 compared with $375.1 million at the end of 1998. The $50.3 million increase, along with cash generated from operations, was predominately used to fund capital expenditures.

     During the first nine months of 1999, stockholders' equity increased $10.6 million to $158.6 million at September 30, 1999. This increase reflects $9.6 million of net earnings, $.4 million of amortization of unearned compensation related to restricted shares, a $.7 million cumulative translation adjustment and reduction in treasury stock related to profit sharing contributions and employee stock purchase plan of $1.2 million, partially offset by $1.3 million of dividend payments to shareholders.

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

  Plant Production includes primary plant systems that produce steam, chilling and hot water, electricity and other forms of energy. A plan to upgrade all non compliant software and hardware has been underway since 1996. We have completed testing of our material Plant Production systems for Y2K compatibility. At this time, we believe that all of our material Plant Production systems are Y2K compatible.

  Plant Non-Production includes Y2K issues related to telecommunications hardware, climate control systems, security systems, elevators, parking controls, and related systems. Generally, these systems achieve 100% compliance with minor hardware upgrades or chip replacements from original parts manufacturers. At this time, we believe that all of our material Plant Non Production systems are Y2K compliant.

   We anticipate all material Desktop systems to be compliant by December 1999 and Corporate Systems, which include financial and billing systems, to be compliant by December 1999. At this time, we believe our accounting system is Y2K compliant. We are in the process of upgrading our billing and other systems to achieve compliance. If we are not successful in these efforts, we believe that it would not impact our ability to serve our customers, although we may experience administrative difficulties.

  We estimate the total external cost to achieve Y2K compliance to be $1 million for the years 1997 through 1999. These costs have been substantially incurred and expensed. We believe we are staffed sufficiently to address all Y2K issues.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

  We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our short and long-term debt is subject to fixed and variable interest rates including rates based primarily on LIBOR. Based upon the debt balances at September 30, 1999, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $655,000 per year when three-month LIBOR is over 7.5% ranging to approximately $776,000 per year when three-month LIBOR is under 6.0%. Three-month LIBOR at September 30, 1999 was 6.08%.

    We use financial instruments to limit the financial risk of increases in interest rates on our floating rate debt. The differential to be paid or received under financial instruments is accrued and recognized in interest expense as interest rates change. As of September 30, 1999, we had outstanding interest rate swap, cap and collar agreements related to $40.8 million of debt outstanding, with an average fixed interest rate of 5.8% and an average remaining life of 5.6 years. If Trigen had liquidated the swap, cap and collar the amount received would have approximated $357,000. We do not expect these financial instruments to have a material effect on our earnings or cash flows.

Part II - Other Information
Item 1. Legal Proceedings.

     We report information regarding our legal proceedings under Note 6 to the Consolidated Financial Statements in this Report and in our Annual Report on Form 10-K for the year ended December 31, 1998 as well as in other reports we have filed with the SEC earlier this year.
Shareholder Litigation

     On September 21, 1999, three complaints were filed in Delaware Chancery Court against: Trigen Energy Corporation, Suez Lyonnaise Des Eaux SA, Patrick Buffet, George F. Keane, Thomas R. Casten, Philippe Brongniart, Olivier Degos, Patrick Desnos, Richard E. Kessel, Charles E. Bayless, Michel Bleitrach, Dominique Mangin D'Ouince and Michel Cassou. The individual defendants were sued in their capacity as Trigen directors and/or former Trigen directors. A complaint was filed by Michael Fothergill; another complaint was filed by Rosa Cortez; and the third complaint was filed by Sarah Berkowitz. The complaints raise substantially identical allegations: that Trigen received a proposal from Suez to take Trigen private for $22.00 per share in cash. The plaintiffs allege that this price does not represent the true value of Trigen and is unfair to the minority shareholders. Plaintiffs further allege that because Suez owns approximately 52% of Trigen's outstanding shares, Suez has the power to effectuate the transaction without regard to the minority shareholders. Plaintiffs seek class certification, declaratory and injunctive relief (or money damages if the transaction is consummated), and an accounting.

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

Westinghouse and the Banks have not accelerated the debt owed to them nor charged default interest against the Partnership, although the Banks have reserved their rights to do so. The Banks also reserved their right to apply available cash held by the Partnership (net of operating expenses, other than certain payments to affiliates and expenses required to complete construction) toward repayment of the principal amount of the loan outstanding.
Item 5.  Other Information.

     On September 20, 1999, we received a letter from the management of the majority stockholder, ELYO, indicating its offer to purchase the outstanding stock of Trigen for $22.00 per share in cash. Our Board of Directors has appointed an independent committee of the Board of Directors to evaluate the offer. ELYO and its parent, Suez Lyonnaise des Eaux, control approximately 52% of our outstanding stock.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed as part of this report:
          27  Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1999

     Form 8-K/A-2. Item 2. Acquisition or Disposition of Assets, July 2, 1999, and Item 7. Financial Statements and Exhibits, July 2, 1999.


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

                                        TRIGEN ENERGY CORPORATION

                                      /s/      Martin S. Stone
                                      ----------------------------
                                        Martin S. Stone
                                        Vice President Finance & Chief Financial
                                        Officer


                                      /s/      Daniel J. Samela
                                      -----------------------------
                                        Daniel J. Samela Controller



Date:     November 12, 1999