Form 10-Q/A
period 1999-09-30
TRIGEN ENERGY CORP
filed 2000-03-22
CIK 925655

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                       _______________________

                            	FORM 10-Q/A

                            AMENDMENT NO. 1

[  X  ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                	OR

[      ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                	(914) 286-6600
             	(Registrant's telephone number, including area code)
                            					________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         	Yes   X          No
                              -----           -----

There were 12,407,102 shares of the Registrant's Common Stock outstanding as of November 5, 1999.

                		TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                          	INDEX TO FORM 10-Q/A

                       	Quarter Ended September 30, 1999
                                                               	Page
Part I - Financial Information:

Item 1.	Financial Statements		                                    4

Note 6.	Legal Proceedings	                                       	8


Signatures:		                                                    16



	Disclosure Regarding Forward-Looking Statements

This report includes historical information as well as statements regarding our future expectations. The statements regarding the future (referred to as "forward-looking statements") include among other things, statements about future energy markets, cost reduction targets, return on capital goals, development, production and acceptance of new products and process technologies, ongoing and planned capacity additions and expansions and joint ventures. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand for our products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology, failure to achieve our cost reduction targets or complete construction projects on schedule and Year 2000 computer related difficulties. We believe in good faith that the forward-looking statements in this report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but such forward-looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward-looking statements.

                              EXPLANATORY NOTE

   	We are filing this amended report on Form 10-Q/A to amend Note 6 Legal Proceedings of Trigen Energy Corporation and Subsidiaries Notes to Consolidated Financial Statements (unaudited) included in Part I- Financial Information, Item 1, Financial Information of our Quarterly Report on Form 10-Q dated November 12, 1999.

Part I -  Financial Information
Item 1.  Financial Statements

            	TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
               	CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months and Nine Months Ended September 30, 1999 and 1998
                            	Unaudited
               	(In thousands, except per share data)

	                                         Three Months  	      Nine Months
                                          ------------         -----------
                                       	  1999   	 1998       1999      1998
                                          ----     ----       ----      ----
Revenues
  Thermal energy....................      $40,724	 $35,300	    $153,700  $132,578
  Electric energy..................	       11,065	  11,001	      32,704 	  31,210
  Equity in earnings of non-consolidated
     partnerships		                         2,725    1,598	       6,749	    3,624
  Fees earned and other revenues		          3,223    2,940	      10,899     9,133
                                           ------  -------      -------   -------
    Total revenues		                       57,737   50,839	     204,052   176,545
                                           ------  -------      -------   -------
Operating Expenses
  Fuel and consumables	                  	 23,279	 21,316       	84,860	   74,012
  Production and operating costs		         12,476  12,017       	39,783	   36,068
  Depreciation and amortization		           5,863   5,839       	18,312	   17,401
  General and administrative		             10,123   8,466	       30,588    27,785
                                          -------  ------       -------   -------
    Total operating expenses	        	     51,741  47,638	      173,543   155,266
                                          -------  ------       -------   -------
Operating income                        		  5,996   3,201        	30,509 	  21,279
Other income (expense)
  	Interest expense		                      (6,423) (6,046)       (18,829)  (17,613)
	  Other income, net		                         50     332	        15,397     4,931
                                           ------  ------        -------   -------
Earnings (losses) before minority
   interests, income taxes, extraordinary
	  item, and cumulative effect of a change
   in an accounting principle               	(377) (2,513)	       27,077	    8,597
Minority interests in earnings of
   subsidiaries	                        	   1,350     799	         2,390     2,374
                                           ------  ------        -------    ------
Earnings (losses) before income taxes,
   extraordinary item and cumulative
   effect of a change in an accounting
   principle		                             (1,727) (3,312)	       24,687	    6,223
Income taxes		                              ( 715) (1,424)	       10,220     2,676
                                           ------  ------        -------    ------
Earnings (losses) before extraordinary
   item and cumulative effect of
	  a change in an accounting principle		   (1,012) (1,888)	       14,467	    3,547
Extraordinary loss from extinguishment
   of debt,	net of tax benefit		              - -     - - 	          - -      (299)
Cumulative effect of change in an
   accounting principle, net of tax benefit   - -     - -         (4,903)      - -
                                           -------  ------
Net earnings (losses) 		                 $ (1,012) $(1,888)	    $  9,564   $ 3,248
                                         ========  ========     ========   =======
Basic earnings per common share
	  Before extraordinary item and
    cumulative effect of a change
	 	 in an accounting principle	        	 $   (.09)	$ (.15)    	$    1.20	  $   .30
	 Extraordinary loss		                        - -     - - 	         - - 	     (.03)
	 Cumulative effect of change in an
   accounting principle		                     - -     - -           (.41)       - -
                                         --------- -------     ----------  --------
Net earnings (losses)                    $   (.09)	$ (.15)  	  $     .79   $   .27
                                         ========= =======     ==========  ========
Diluted earnings per common share
 	Before extraordinary item and cumulative
    effect of a change	in an accounting
    principle		                          $   (.09)	$ (.15)	    $    1.20	  $   .30
	 Extraordinary loss		                        - -     - - 	          - - 	    (.03)
	 Cumulative effect of change in an
     accounting principle		_                  - -     - -           (.41)	     - -
                                         --------- -------     ---------    -------
Net earnings (losses)		                  $   (.09)	$ (.15)	    $     .79	   $  .27
                                         ========= =======     =========    =======
Average shares outstanding - basic	  	     12,051  11,999         12,038    12,010
                                         --------- -------     ---------    --------
Average shares outstanding - diluted		     12,219  11,999  	      12,087    12,011
                                         --------  -------     ---------    --------

             	See accompanying notes to consolidated financial statements.


              	TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                     	CONSOLIDATED BALANCE SHEETS
                                  	Unaudited
                       	(In thousands, except share data)

                                        	September 30,     December 31,
                                       	      1999    	         1998
                                         -------------     ------------
Assets
Current assets
   Cash and cash equivalents	            	 $  21,544       		$  10,074
   Accounts receivable
     Trade (less allowance for doubtful
        accounts of $1,460 in 1999 and
        $1,278 in 1998)                     		34,791           	35,236
     Other		                                   9,593        	    5,686
                                             -------           -------
     Total accounts receivable              		44,384           	40,922
   Inventories	                               	7,613            	7,074
   Prepaid expenses and other current assets		 8,350	            8,016

     Total current assets                   		81,891           	66,086

Restricted cash and cash equivalents         		4,552   	         4,623
Property, plant and equipment, net		         484,768          	442,755
Investment in non-consolidated partnerships 		47,550           	30,319
Intangible assets, net                      		46,749           	49,968
Deferred costs and other assets, net		        29,847       	    24,405
                                             -------           -------
     Total assets	                         	$695,357         	$618,156
                                           		=======           =======

Liabilities and Stockholders' Equity
Current liabilities
   Short-term debt	                         $ 11,700         	$ 15,000
   Current portion of long-term debt	        	17,054           	16,398
   Accounts payable                          		8,067            	4,756
   Accrued income taxes		                      4,581  	          5,728
   Accrued fuel              	                	9,495           	14,121
   Accrued expenses and other current
      liabilities		                           26,758        	   19,626
                                            --------           -------
     Total current liabilities	              	77,655           	75,629
Long-term debt   	                          	396,614          	343,685
Other liabilities      	                    	  4,132	            4,254
Deferred income taxes		                       43,701	           39,422
                                            --------          --------
     Total liabilities                     		522,102          	462,990

Minority interests in subsidiaries	          	14,685            	7,238

Stockholders' equity
   Preferred stock-$.01 par value,
     authorized and unissued
    	15,000,000 shares	                           	-               	-
   Common stock-$.01 par value, authorized
     60,000,000 shares, issued 12,417,934
     shares in 1999 and 1998	                   	124              	124
   Additional paid-in capital              		120,242          	120,595
   Retained earnings	                        	44,683           	36,417
   Unearned compensation - restricted stock   (4,592)          	(4,967)
   Accumulated other comprehensive loss		     (1,254)        	  (2,002)
   Treasury stock, at cost, 41,285 shares
     in 1999 and 145,842 shares in 1998		       (633)	          (2,239)
                                            --------          --------
     Total stockholders' equity		            158,570           147,928
                                            --------          --------
Total liabilities and stockholders' equity  $695,357	         $618,156
                                            ========	        	========

     	See accompanying notes to consolidated financial statements.


                TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 1998
                                   Unaudited
                                 (In thousands)
                                             	   1999	           1998
                                                 ----            ----
Cash flows from operating activities
   Net earnings	                               $ 9,564	       $ 3,248
   Reconciliation of net earnings to cash
     provided by operating activities
	    Non-cash after-tax gain on litigation
        settlement                             ( 8,518)		          - -
		   Extraordinary item                            - - 	           299
	  Cumulative effect of a change in an
      accounting principle	                      4,903	            - -
   Depreciation and amortization	               18,312	         17,401
   Deferred income taxes                        	4,279	            199
   Provision for doubtful accounts	                379	            339
   Minority interests in subsidiaries           	2,390          	2,374
   Changes in assets and liabilities
      Accounts receivable	                      (3,290)         13,257
      Inventories and other current assets        (873)	           187
      Accounts payable and other current
        liabilities                              2,671	        ( 6,170)
      Non-current assets and liabilities	       (2,874)    	   ( 2,171)
                                                -------        --------
      Net cash provided by operating activities 26,943 	        28,963
                                               --------        --------
Cash flows from investing activities
   Acquisition of energy facilities             (5,903)	       (65,350)
   Investments in non-consolidated
      partnerships	                               (278)	          (979)
   Purchase of marketable securities	           (1,013)	            --
   Capital expenditures	                       (56,530)	       (28,709)
                                               --------        --------
     Net cash used in investing activities	    (63,724) 	      (95,038)
                                               --------        --------
Cash flows from financing activities
   Short-term debt, net	                        (3,300)	        (3,850)
   Proceeds of long-term debt		                 67,950		       110,100
   Payments of long-term debt	                 (15,136)	       (32,123)
   Dividends paid	                              (1,297)	        (1,293)
   Purchase of treasury stock	                     (38)	          (608)
   Distribution to minority interests	             - -  	       (2,089)
                                               --------        --------
       Net cash provided by financing
          activities                            48,179	         70,137
                                                -------        --------
   Cash and cash equivalents
     Increase	                                  11,398	          4,062
     At beginning of period	                    14,698	         13,693
                                               -------         -------
     At end of period 	                        $26,096	        $17,755
                                               ========        =======

    Current	                                   $21,544	        $13,108
    Restricted	                                  4,552	          4,647
                                               -------         -------
    At end of period	                          $26,096	        $17,755
                                               =======         =======

Supplemental disclosure of cash flow information
   Cash paid during the period for
      Interest	                                $17,543	        $10,606
                                               -------         -------
      Income taxes                       	       5,708	          1,629
                                               -------         -------

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

                      TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


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


6.  Legal Proceedings

Oklahoma Litigation

	In September 1996, our subsidiary, Trigen-Oklahoma City Energy Corporation ("Trigen-Oklahoma City"), commenced an antitrust action in Federal District
Court in Oklahoma City seeking injunctions and actual, treble and punitive damages from a local utility, Oklahoma Gas and Electric Company ("OG&E"), based on alleged anti-competitive actions against Trigen-Oklahoma City Energy Corporation by OG&E. Trigen-Oklahoma City's antitrust action went

                TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


to trial in 1998 and on December 21, 1998, the jury returned a verdict in favor of Trigen. On January 19, 1999, the Court entered a judgment in favor of Trigen in the amount of $27.8 million. On January 25, 2000 the court decided post-trial motions to vacate or modify the judgment reducing the judgment to $20.6 million. OG&E has filed an appeal to the Tenth Circuit Court of Appeals and has posted a bond in order to stay enforcement of the judgment pending appeal. Trigen has filed a cross-appeal. Trigen's separate motion for attorney's fees (seeking approximately $3 million) is pending but OG&E has requested that the court postpone a hearing on that motion until the appeals are decided by the Circuit Court. We have not recognized any gain with respect to this matter because we cannot predict the final outcome.

Kinetic Energy Litigation

	On May 2, 1997, a judgment was entered against us in the amount of $4.3 million following a jury trial in a law suit by Kinetic Energy Development Corporation against Trigen in the Circuit Court of Jackson County, Missouri, in connection with our acquisition of the Kansas City steam system.  Kinetic claimed for compensation alleged to be owed to it by Trigen in connection with that acquisition.  On August 6, 1997, the Court set aside the jury verdict and granted judgment for Trigen.  Kinetic Energy Development Corporation appealed that order and on December 8, 1998, the Missouri Court of Appeals set aside the lower court decision and ordered a new trial.  On December 22, 1998, we filed a motion for rehearing with the Missouri Court of Appeals and/or a review by the Missouri Supreme Court.  The Court of Appeals granted our motion for rehearing.  On September 7, 1999, the Court of Appeals held that Kinetic had proven only nominal damages at trial and returned the case to Circuit Court for retrial.  The retrial will allow Kinetic to attempt to establish that it is entitled to some award for the reasonable value of its services, if any, in connection with the Trigen acquisition of the Kansas City steam system.  The case presently awaits rescheduling for trial.  We believe we have good defenses to these claims.  Accordingly, we have not recognized any loss or expense (other than defense costs) with respect to this matter, although we cannot predict the final outcome.

Grays Ferry Litigation

	On April 23, 1999, the Pennsylvania Court of Common Pleas of Philadelphia County approved a settlement agreement which ended the lawsuit brought by Grays Ferry Cogeneration Partnership (the "Partnership"), Trigen-Schuylkill Cogeneration, Inc. and CogenAmerica Schuylkill Inc. against PECO Energy Company and Adwin (Schuylkill) Cogeneration, Inc. The Partnership is

                TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


the owner of the Grays Ferry Cogeneration Facility located in Philadelphia, Pennsylvania. The Partnership, Trigen-Schuylkill and CogenAmerica commenced this lawsuit in reaction to the alleged termination by PECO on March 3, 1998, of the electric power purchase agreements between the Partnership and PECO (the "Power Purchase Agreements").

 	Prior to the settlement, we owned a one-third interest in the Partnership through our wholly owned subsidiary, Trigen-Schuylkill. CogenAmerica and Adwin owned the other two-thirds interests in the Partnership. Adwin is an indirect wholly owned subsidiary of PECO. Under the settlement agreement PECO's subsidiary, Adwin, surrendered its rights to its one-third partnership interest in the Partnership to the two remaining partners, Trigen-Schuylkill and CogenAmerica. As a result, we own one half of the Partnership and CogenAmerica owns the other half. During 1999, we recognized an after tax gain of $8.5 million ($.70 per diluted share) which represents the market value of our share of Adwin's interest.

 	In the year 2001, the energy price under the Power Purchase Agreements will be based upon a percentage of a market based index, which we expect to produce substantially lower revenues from sales to PECO than the more favorable rates of the early contract years. Under the Settlement the Partnership  gained the right to sell to third parties electric energy and capacity from the facility in excess of the 150 megawatts which PECO is required to purchase under the
Power Purchase Agreements, subject to a right of first refusal for PECO.  We expect that the ability to sell to third parties electric energy and capacity above the 150 megawatts under contract to PECO, will result in an opportunity to improve the financial performance of the Partnership. The Partnership will now have the ability to institute capital modifications to the combustion turbine to increase electric capacity during the summer months when the price of electric capacity and energy are historically the highest.

 	Separately, The Chase Manhattan Bank, as agent for several commercial banks
(collectively "Chase"), and Westinghouse Power Generation, which collectively financed the construction of the Gray's Ferry Cogeneration Facility, agreed to dismiss their lawsuits against PECO.  Chase and Westinghouse also agreed that they will not charge the Partnership for any default interest up to April 16,
1999, although they have reserved the right to do so with respect to the period after April 16, 1999.

                 TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


 	The Partnership is in default under its separate credit agreements with Westinghouse and Chase for the following reasons. The Partnership did not convert on time its short-term construction loan from Chase to a longer term loan. The Partnership could not complete that conversion because of a dispute with the construction contractor, which has now been resolved. The Partnership also did not make principal payments to Westinghouse because the Chase loan agreement prohibits such payments to subordinate parties while the Partnership is in default. Westinghouse is a subordinate party.

 	The Partnership owes a total principal amount of approximately $79.4 million to Chase.  Chase has not accelerated the debt owing under the Credit Agreement.
Chase has required to date, and may require in the future, the Partnership to apply available cash held by Partnership (net of operating expenses) toward repayment of the principal amount of the loans outstanding to Chase.  The
Partnership owes a total principal amount of approximately $15 million to
Westinghouse.  On March 1, 2000, Westinghouse demanded full payment of the amount owing to Westinghouse under its credit agreement.  Only the
Partnership assets and the Partners' ownership interests in the Partnership secure the Partnership's debt under the Chase and Westinghouse loans.

  	To resolve these matters we have negotiated an amendment to the credit agreement with Chase and we are negotiating with Westinghouse and other subordinate parties. The Partnership has accrued $3.0 million in default interest since April 16, 1999.

Nassau Litigation

 	On May 29, 1998, the County of Nassau, New York commenced an action against
Trigen Energy Corporation and Trigen-Nassau Energy Corporation in New York State
Supreme Court.  Trigen-Nassau provides energy services to Nassau County under various agreements.  Nassau County alleges that Trigen-Nassau breached those agreements by, among other means, charging the County for certain real estate taxes that the County contends are Trigen-Nassau's responsibility.  On
October 8, 1998, the Court dismissed the claims against Trigen Energy
Corporation.  On November 9, 1998, Trigen-Nassau filed counterclaims against
Nassau County, seeking $1.6 million in damages.  Trigen-Nassau alleges that
Nassau County breached the parties' agreements by, among other things, failing to operate and maintain certain facilities and equipment.  On January 21, 1999, the County requested that the Court dismiss Trigen-Nassau's

                  TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


counterclaims. On April 5, 1999, the Court dismissed some but not all of Trigen-Nassau's counterclaims. The Court declined to dismiss Trigen-Nassau's counterclaims that seek approximately $1.5 million in damages. The County is seeking approximately $10 million in damages. We believe we have good defenses to the County's claims. Accordingly, we have not recognized any loss or expense (other than defense costs) with respect to this matter, although we cannot predict the final outcome.

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

  On December 15, 1998, Trigen filed an amended answer denying liability for these claims and cross-claimed against Latin American Energy, Tenneco, Coastal and La Casa Castro, asserting that these parties were responsible for any damages owed to ESI and Latin American. On December 23, 1998, ESI and Latin American dismissed without prejudice their claims against Trigen.

                TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 	Coastal and La Casa Castro are continuing to assert their claims against Trigen for any damages they may be required to pay to ESI or Latin American.
At this time, the case is in the early stages of discovery and as such we are not able to estimate the amount of damages that ESI and Latin American are seeking. We believe we have good defenses to Coastal's claims and La Casa Castro's claims. Accordingly, we have not recognized any loss or expense
(other than defense costs) with respect to this matter, although we cannot predict the final outcome.

Shareholder Class Actions against Trigen

Complaints of Fothergill, Cortez, and Berkowitz.

	On September 23, 1999, three complaints were filed in the Court of Chancery of the State of Delaware against: Trigen Energy Corporation, Suez Lyonnaise Des
Eaux SA, Patrick Buffet, George F. Keane, Thomas R. Casten, Philippe Brongniart,
Olivier Degos, Patrick Desnos, Richard E. Kessel, Charles E. Bayless, Michel
Bleitrach, Dominique Mangin D'Ouince and Michel Cassou. The individual defendants were sued in their capacity as Trigen directors and/or former
Trigen directors.  The complaints were filed, respectively, by Michael
Fothergill, Rosa Cortez and Sarah Berkowitz.  Each complaint was filed purportedly as a class action on behalf of the Company's shareholders.  The complaints raised substantially identical allegations: that Trigen received a proposal from Suez to take Trigen private for $22.00 per share in cash.  The plaintiffs alleged that this price does not represent the true value of
Trigen and is unfair to the minority shareholders.  Plaintiffs further alleged that because Suez owns approximately 52% of Trigen's outstanding shares, Suez has the power to effectuate the transaction without regard to the minority shareholders. Plaintiffs sought class certification, declaratory and injunctive relief (or money damages if the transaction is consummated), and an accounting.  By agreement of the parties, an order has been entered consolidating all three actions under the Fothergill caption.

 	On February 22, 2000, counsel for ELYO and the plaintiffs reached an agreement to settle this lawsuit, subject to court approval.  The settlement does not require any payment to the plaintiffs from the Company or its directors.
Accordingly, we have not recognized any loss or expense (other than defense costs and certain costs of providing Notice of settlement to the Class members) with respect to this matter, although we cannot predict the final outcome.  The

                     TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


parties are in the process of submitting this settlement to the Court of Chancery of the State of Delaware for approval.

Complaint of Rice.

 	On March 16, 2000, Adam Rice filed a complaint in the Supreme Court of the State of New York, County of Westchester against Trigen Energy Corporation, Suez Lyonnaise Des Eaux S.A., Elyo, S.A., T Acquisition Corporation, Christine Morin-Postel, Richard E. Kessel, George Keane, Patrick Buffet, Olivier Degos, Philippe Brongniart, Michel Bleitrach, Dominique Mangin D'Ouince and Charles Bayless.
The complaint was filed purportedly as a class action on behalf of the Company's shareholders. The individual defendants were sued in their capacity as Trigen directors. The plaintiff alleged that the defendants have breached their fiduciary duties to plaintiff and our public shareholders by not renegotiating and/or reformulating the terms of the tender offer by which T Acquisition Corporation has offered to purchase all of our outstanding shares at a price of $23.50 per share. Plaintiff seeks class certification and money damages as well as other unspecified relief. We believe we have good defenses to these claims. Accordingly, we have not recognized any loss or expense (other than defense costs) with respect to this matter, although we cannot predict the final outcome.

Other Litigation

 	We are subject from time to time to various other claims that arise in the normal course of business, and we believe that the outcome of these matters (either individually or in the aggregate) will not have a material adverse effect on our business results of operation or financial condition.

                TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

                 							        Three Months Ended 	     Nine Months Ended
                                    September 30,             September 30,
                                -------------------      ------------------
                                 		1999     	 1998 	    	   1999       1998

	Net earnings (losses)         $ (1,012)		  (1,888) 	     $ 9,564     $3,248
	Other comprehensive income
	Cumulative foreign currency
    translation adjustment          315         36 	     	    748         55
                               --------    --------     ---------     -------
	Comprehensive income (loss)   $   (697) 	$ (1,852)       $10,312     $3,303
                                  =====     ======         ======      =====

                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TRIGEN ENERGY CORPORATION



                                             By:   /s/    Martin S. Stone
                                                -----------------------------
                                                       Martin S. Stone
                                                       Vice President Finance &
                                                       Chief Financial Officer




Date:	March 21, 2000