Form 10-K
period 1999-12-31
TRIGEN ENERGY CORP
filed 2000-04-04
CIK 925655

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                          ANNUAL REPORT TO STOCKHOLDERS
                                       AND
                                    FORM 10-K
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO      .

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $11,294,429 based upon the closing sale price quoted by the New York Stock Exchange on March 27, 2000. There were 12,401,808 shares of the registrant's Common Stock outstanding on March 27, 2000.

================================================================================
                         THIS DOCUMENT IS A COPY OF THE
                   ANNUAL REPORT TO STOCKHOLDERS AND FORM 10-K
                        FILED ON MARCH 31, 2000 PURSUANT
                   TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                TABLE OF CONTENTS


                                                                                                              PAGE
PART I
Disclosure Regarding Forward-Looking Statements
   Item 1.    Business...................................................................................       2
   Item 2.    Properties.................................................................................       7
   Item 3.    Legal Proceedings..........................................................................       7
   Item 4.    Submission of Matters to a Vote of Security Holders........................................      10

PART II
   Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters.......................      11
   Item 6.    Selected Financial Data....................................................................      12
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......      13
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................................      18
   Item 8.    Financial Statements and Supplementary Data................................................      18
   Item 9.    Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.......      18

PART III
   Item 10.   Directors and Executive Officers of the Company............................................      18
   Item 11.   Executive Compensation.....................................................................      21
   Item 12.   Security Ownership of Certain Beneficial Owners and Management.............................      26
   Item 13.   Certain Relationships and Related Transactions.............................................      28

PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................      29

   Index to Financial Statements and Financial Statement Schedules.......................................     F-1


                                     PART I

   DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report includes historical information as well as statements regarding our future expectations. The statements regarding the future (referred to as "forward-looking statements") include among other things statements about energy markets in 2000; cost reduction targets; return on capital goals; development, production and acceptance of new products and process technologies; ongoing and planned capacity additions and expansions and joint ventures. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: supply/demand for our products, competitive pricing pressures, weather patterns, changes in industry laws and regulations, competitive technology, failure to achieve our cost reduction targets or complete construction projects on schedule and Year 2000 computer related difficulties. We believe in good faith that the forward-looking statements in this Annual Report have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in our records and other data available from third parties, but such forward looking statements are not guarantees of future performance and actual results may differ materially from any results expressed or implied by such forward looking statements.

ITEM 1.  BUSINESS

GENERAL

         Trigen Energy Corporation was incorporated under the laws of Delaware on November 21, 1986. In this Annual Report, the pronouns "Trigen", "we" and "our" refer to Trigen Energy Corporation together with its wholly owned subsidiaries and the Trigen-Cinergy joint venture subsidiaries ( See "Revenue Growth/Acquisitions" below). We seek to produce and deliver the maximum economic value of energy and minimum pollution from each unit of fuel burned. Our approach is to use fuel to produce electricity or mechanical power, and in the same process also produce thermal energy (heating and/or cooling). In some locations our facilities are connected to pipeline networks which distribute our thermal energy to multiple buildings (district energy), in others our facilities are located adjacent to industrial plants and dedicated to the needs of those plants (onsite energy).

         On January 19, 2000, Elyo, an energy subsidiary of the Suez Lyonnaise des Eaux Group, T Acquisition Corp., an indirect wholly owned subsidiary of Elyo, and the Company entered into a merger agreement, pursuant to which Elyo, through T Acquisition Corp., would acquire all of the outstanding shares of Trigen Common Stock it did not already own. On February 28, 2000, T Acquisition Corp. commenced a tender offer to purchase any and all of the issued and outstanding shares of Common Stock of Trigen at a price of $23.50 per share, net to the seller in cash, without interest thereon. The tender offer is being made pursuant to the terms of the merger agreement. On March 27, 2000, Elyo announced the completion of the tender offer. As of that date, Elyo had beneficial ownership of approximately 96% of Trigen's stock.

         On January 19, 2000, Richard E. Kessel, formerly executive vice president, chief operating officer and a director of Trigen, was elected president and chief executive officer. Mr. Kessel joined Trigen in 1993, when the Company acquired United Thermal Corporation of which he was CEO. He also serves as Chairman of the Board's executive committee. Mr. Kessel succeeds Thomas R. Casten who resigned the position of President and Chief Executive Officer to pursue other interests.

         We operate fourteen district energy systems serving urban customers and seventeen single customer industrial/commercial energy projects. Our major customers include industrial plants, electric utilities, commercial and office buildings, government buildings, colleges and universities, hospitals, residential complexes, hotels, sports arenas and convention centers. Our two largest customers are Long Island Power Authority and Coors' Brewing Company (See Note 2 to Consolidated Financial Statements Summary of Accounting Policies, Revenue Recognition). A significant portion of our revenues and operating profit from sales of thermal energy for non-industrial users is subject to seasonal fluctuations (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations).

         Our choice of fuels, technology, blend of heat, cooling, and power produced, and distribution media are determined by local prices for fuel, prices for conventionally generated energy products and the convertibility of existing plant and equipment to more efficient cogeneration or trigeneration. Cogeneration is the combined production of electricity and useful thermal energy (heating OR cooling) by the sequential use of energy from one unit of fuel. Trigeneration is the combined production of electricity and useful thermal energy (heating AND cooling) from one unit of fuel. We develop, own, and operate facilities that produce and deliver thermal energy to commercial, governmental, and industrial customers in the form of steam, hot water, and/or chilled water. Our plants use various technologies - gas turbines, diesel engines, boilers and chillers - and various fuels, including natural gas, coal, oil, wood waste, municipal solid waste, and industrial by-products or scrap.

         To complement our basic business and to enhance our ability to add energy value, we have a separate technical product division that develops and produces products that conserve energy or extract more value from steam or help users manage energy more efficiently. At present, this division offers steam pipeline insulation products, which may be installed without removing pipe from the ground and a low temperature thermal stratification fluid designed to lower the freezing point of water thus increasing the efficiency of conventional chiller plants. This division also produces back-pressure steam turbine generator sets and power units. Our back-pressure turbines take the place of steam pressure reducing valves and extract mechanical energy from the steam pressure reduction process. We also provide total energy management services to building owners and operators by providing operational services and management expertise with respect to energy production, procurement and usage.

         Our cogeneration or trigeneration plants emit up to 95% less nitrous oxides than the conventional electric generation they replace, and because of greater energy efficiency, emit less than half as much carbon dioxide (an ingredient in global warming) as would be produced by conventional production of the same energy. When we burn bio-mass fuels in our plants we eliminate the need to dispose of this waste in a landfill and we produce no more carbon dioxide than if these wastes were allowed to decay in a landfill.

REVENUE GROWTH/ACQUISITIONS

         Our revenues have increased from approximately $1 million in 1987 (our first full year of operation) to $280.4 million in 1999 through acquisitions and internal growth. This Annual Report includes Consolidated Statements of Operations, which report our revenues and operating income for the last three fiscal years. Total assets at the end of 1999, 1998 and 1997 were $727.5 million, $618.2 million and $526.0 million respectively.

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

         In 1995, we formed a limited partnership with a subsidiary of Tucson Electric Power Company which purchased the energy systems of Coors' Brewing Company and Coors Energy Company in Golden, Colorado. In September of 1998, we purchased an additional 48% interest in that limited partnership from the subsidiary of Tucson Electric and in June 1999 purchased the remaining 1%. We now own 100% of those energy systems.

         In January 1998, we acquired Power Sources, Inc., which has been renamed Trigen-BioPower, Inc. Trigen-BioPower operates seven biomass-to-energy plants, producing steam for seven industrial customers from roughly 600,000 tons per year of renewable biomass fuels, including wood residues, rice hulls, cotton waste and paper mill sludge. As of December 1999, Trigen-BioPower has one additional biomass plant under construction in St. Mary's, GA.

         We have an active joint venture with Cinergy Corp. to build, own and operate cogeneration and trigeneration facilities in the United States, Canada, the United Kingdom and Ireland. We own 51% of most of the Trigen-Cinergy joint venture investments and 49% of others.

NEW ON SITE INDUSTRIAL/COMMERCIAL PROJECTS

         During 1999, we focused greater efforts on industrial customers. Since the start of 1999, the Trigen-Cinergy joint venture began operating a district cooling system Orlando, FL and took over large heating and cooling facilities in Boca Raton, FL and College Park, MD. Trigen-Cinergy took over operations of cogeneration facilities in Baltimore, MD and Ashtabula, OH. Trigen-Cinergy has other projects currently under construction in Baltimore MD, St. Paul, MN, Silver Grove, KY, and Rochester, NY. Trigen took over operations at a plant in Decatur, AL and has a plant under construction in Denver, CO. We intend to continue these efforts in the future and will selectively pursue electricity and sales to the grid where that electricity is a by-product of efficient heat and cooling production.

         Internationally, we are prepared to pursue selected opportunities in Canada, Mexico and Central America or other countries where our customers have facilities that favor a power project with high efficiency, reliability and waste heat recovery. Trigen has one new plant under construction in Tampico, Mexico.

BUSINESS STRATEGY

         We are a thermal sciences company. We seek ways to reduce fossil fuel usage with cost effective efficiency. Our mission is to provide heating, cooling and electricity with half the fossil fuel and half the pollution of conventional generation. We use our expertise in thermodynamic engineering and proprietary trigeneration processes to convert fuel to various forms of thermal energy and electricity and achieve over 90% overall energy efficiency compared to the 33% average efficiency of the U.S. electric utility industry in 1997.

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

         Our strengths for the future include:

     - STABLE CUSTOMER BASE. Our long term contracts (i.e. contracts with remaining terms in excess of 3 years) provide consolidated revenues of over $275 million per year for the five-year period 2000 through 2005 and approximately $5.5 billion cumulatively for the period 2000 through 2030 (before inflation, renewals and changes in consumption from 1999 levels).

      - TECHNICAL INNOVATION AND PLANT OPTIMIZATION. We have special expertise in the design and operation of energy systems which we use to optimize the efficiency of energy assets. Among other things, we have installed computerized, automated control systems, which place real-time production cost information in the hands of the plant operator, as well as back-pressure turbines, and thermal storage tanks that allow us to produce energy during off peak usage periods for use during peak periods.

     - SERVICE RATE STRUCTURES ALIGN OUR INTERESTS WITH OUR CUSTOMERS. Our thermal service rate structures seek recovery of all fixed costs and a profit from fixed charges per month, which are adjusted with inflation, and then add a usage charge that is very close to our variable fuel and water cost. This lets us help customers to use less energy without reducing our gross margins and aligns our interests with customers. This feature has led to reductions of customer energy use per unit of product, or per square foot of building of as much as 20% in three years. Our price structures typically enable us to pass through to our customers fuel and most other commodity prices associated with providing energy services. For that reason, changes in such prices (which constitute approximately 49% of our costs) have little impact on our operating income.

     - PROTECTING THE ENVIRONMENT. By extracting and delivering the maximum value of energy from fuel and by employing pollution control technology, we emit substantially less pollution than would result from conventional generation of the same heat, electricity, and cooling. The principal reasons for lower emissions are the fuel efficiency of cogeneration and trigeneration, the use of biomass, employment of refrigerants other than CFC's and wherever possible, thermal, chemical, and catalytic destruction of exhaust contaminants. Our modern cogeneration plants produce as little as 5% of the nitrogen oxide emissions associated with conventional generation.

     - ENTREPRENEURIAL MISSION DRIVEN MANAGEMENT. Our senior management has extensive experience in developing and operating plants and processes that increase the value extracted from each unit of energy. These activities include the development and operation of district energy systems and cogeneration technologies.

OVERVIEW OF OUR PRODUCTS AND SERVICES

         The plants we operated at the end of 1999 have the total capacity to produce 6,104 Megawatts of end use energy, of which approximately 86% is steam or hot water, 7% is electricity and 7% is chilled water. These products are distributed to customers through 156.4 miles (251.6 kilometers) of pipeline. Separate pipelines are used for steam, hot water and chilled water.

         When we produce electricity with diesel or gas turbines, we recover the exhaust heat to produce additional electricity, steam or hot water and/or chilled water. Because demand for steam and hot water has daily and yearly cycles, we cannot always use all the waste heat generated by our plants to produce steam and hot water for immediate use. Trigeneration plants enable us to recover and use waste heat to produce chilled water when heat demands are low. We also store chilled water produced off-peak for sale during the peak usage hours.

         By generating two or three energy products from a single fuel source, cogeneration and trigeneration increase the value of useful energy output. Average US electric-only generation converts 33% of fuel energy to high value electricity, but exhausts 67% of the fuel energy as waste heat. Conventional heat-only production converts 60% to 85% of the fuel energy to a much lower value energy form -- typically steam, hot water, or hot air -- and fails to extract the high value electric energy. Our approach is to combine the generation of heat and power to maximize the value of energy produced from each unit of fuel and minimize the resultant pollution.

         We balance the costs of producing and delivering these various energy products, including the cost of capital, labor, line losses, and fuel with the market value of the products to each user. The resulting plants seek to generate profits after debt service by extracting more delivered value than conventional single product generation.

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

         Currently, the States of Missouri and Pennsylvania regulate our district steam energy business. Pennsylvania requires us to seek State regulatory approval of our prices for steam service. Missouri requires us to seek State regulatory approval of our prices for steam service from our Kansas City facilities. Our other businesses are not subject to State utility price regulation. In 1999, Maryland and New Jersey removed the requirement to seek State regulatory approval of pricing for steam.

         ELECTRICITY. We produce electricity at seventeen of our plants. The electricity produced is sold to the local utility company or used by our customers or us. Our electric generating plants, which sell their power to the local utility, are located in Kansas City, MO, London, Ontario (Canada), Nassau County, NY, Philadelphia, PA and Trenton, NJ. The plants in Nassau County, NY, Philadelphia, PA, Trenton, NJ and Kansas City, MO are qualified for an exemption from regulation under the Public Utility Regulatory Policies Act of 1978.

         CHILLED WATER. At fifteen of our facilities, we produce chilled water, which we provide to customers to cool commercial building space and for process chilling.

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

COMPETITION

PROVISION OF DISTRICT HEATING, ELECTRICITY AND COOLING

         The sale of electricity at wholesale over the interstate electric power grid is highly competitive. Where permitted by State law, the sale of electric power to individual end-users is also highly competitive. Some States continue to ban retail sales of electric power by non-utility companies as a means to protect the local electric utility monopoly. Other States permit non-utility generators to sell their electric power to only one user on the same site as their power plant. The provision of heating and cooling services through a multiple-user distribution system is highly competitive with on-site generation of the heat and cooling. There are currently very few competing operators of multiple-user district energy systems. Our principal thermal energy competition is from potential customers who own and operate their own boiler and chilled water plants. These customers are often provided financial incentives to install and retain their own plants by the suppliers of raw energy (such as local oil, natural gas and electricity companies) and by equipment suppliers that sell products and services to users who self-generate thermal energy. In several locations, local utilities are competing directly with us through unregulated subsidiaries offering steam and/or cooling.

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

TECHNOLOGY

         Our research and development efforts have focused on improving the value of the energy products we extract and deliver. Our principal focus has been on finding ways to more efficiently convert fuel to energy and on improved generating, monitoring, automation and storage technologies. These efforts have resulted in the trigeneration machine, innovations in chilled water storage and control systems, innovative applications of standard modular equipment, and various incremental operational improvements. Expenditures for customer-sponsored or Company-sponsored research and development are not separately reflected in our financial statements, and the Company believes that if such expenditures were so allocated, the amounts would not be material. We have been granted patents for the trigeneration machine, our freeze suppression chemical for stratified cold water storage and a fuel blending system for emissions control. None of these patents are believed to be material.

YEAR 2000 COMPUTER ISSUES

         We discuss our Year 2000 computer processing compliance status in Item 7 of this Annual Report ("Management's Discussion and Analysis of Financial Condition and Results of Operations").

ENVIRONMENTAL

         Our operations are subject to extensive federal, state, provincial and local environmental laws and regulations that govern, among other matters, emissions into the air, the discharge of effluents, the use of water, fuel tank management and the storage, handling and disposal of toxic waste material. We believe that our facilities are in substantial compliance with applicable environmental laws and regulations and seek to maintain such compliance through appropriate management policies and procedures.

         We invest substantial funds to modify facilities to comply with applicable environmental laws and plan additional capital expenditures for these purposes in the future. We spent approximately $ 2.9 million and $ 3.9 million in 1999 and 1998, respectively, to comply with these requirements and estimate that the expenditures for environmental compliance in 2000 through 2002 will be approximately $ 11.2 million in the aggregate. These expenditures may include improvements at certain facilities for air emission control and monitoring equipment, wastewater discharge control equipment, asbestos control and other applicable environmental requirements. Additional amounts to be spent for environmental compliance in future years will depend on new laws and regulations and other changes in environmental concerns and legal requirements.

         Our United States facilities are subject to regulation by the U. S. Environmental Protection Agency under the Clean Air Act, among other laws. In May of 2003, regulations under the Clean Air Act are scheduled to create an allocation and trading program with respect to the release of nitrogen oxides into the atmosphere from facilities located in 12 States in the northeast United States. We produce nitrogen oxides at substantially all of our facilities. Our facilities in Philadelphia, PA and Nassau County, NY are currently expected to be required to comply with a nitrogen oxides emissions budget. Based on the current emissions budget allocated by the EPA to our facilities in Philadelphia, PA and Nassau County, NY, we do not believe that our compliance with these requirements will have a material impact on our results of operations. If the EPA revises our current budget, that may have a material impact on our results of operations. Our other facilities may become subject to nitrogen oxide emissions reductions requirements in the future. We are not able to predict what the impact of any new requirements would be at this time.

EMPLOYEES

         As of December 31, 1999, we had approximately 846 employees of which 110 were covered by union agreements.

ITEM 2.  PROPERTIES

         We operate 51 energy plants at 36 different locations. We own all or a portion of the interests in most of our facilities, lease some facilities and manage others. Note 13 of the Notes to Consolidated Financial Statements of the Company (included later in this Annual Report) describes how our assets are pledged as security under our financing agreements.

         We operate district energy systems in Boston, MA, Baltimore, MD, Charlottetown, Prince Edward Island (Canada), Kansas City, MO, London, Ontario (Canada), Oklahoma City, OK, Orlando, FL, Philadelphia, PA, St. Louis, MO, Trenton, NJ and Tulsa, OK. In Philadelphia, PA, we have a one half interest in the Grays Ferry Cogeneration Facility. We operate energy systems on the site of our industrial and commercial customers in Nassau County, NY, Chicago, IL, Golden, CO, Eden NC, Forest City, NC, Greenville, MS, Lenoir, NC, Loudon, TN, Marion, NC, Tuscola, IL, Boca Raton, FL, Baltimore, MD, Decatur, AL, Champaign, IL, Ashtabula, OH, College Park, MD, Rochester, NY and Syracuse, NY. Certain of these facilities are subject to minority interests due to investments by our Trigen-Cinergy joint venture, among other factors.

         The Company leases approximately 22,000 square feet in White Plains, New York, which houses our executive offices, financial, engineering, marketing, legal and data processing staffs. The term of the lease extends through March 31, 2005 and the annual rent due thereunder is approximately $.5 million. We believe that these facilities are adequate to meet our needs for the foreseeable future, and that suitable replacement space is readily available.

ITEM 3.  LEGAL PROCEEDINGS

OKLAHOMA LITIGATION

         In September 1996, our subsidiary, Trigen-Oklahoma City Energy Corporation ("Trigen-Oklahoma City"), commenced an antitrust action in Federal District Court in Oklahoma City seeking injunctions and actual, treble and punitive damages from a local utility, Oklahoma Gas and Electric Company ("OG&E"), based on alleged anti-competitive actions against Trigen-Oklahoma City Energy Corporation by OG&E. Trigen-Oklahoma City's antitrust action went to trial in 1998 and on December 21, 1998, the jury returned a verdict in favor of Trigen. On January 19, 1999, the Court entered a judgment in favor of Trigen in the amount of $27.8 million. On January 25, 2000 the court decided post-trial motions to vacate or modify the judgment reducing the judgment to $20.6 million. OG&E has filed an appeal to the Tenth Circuit Court of Appeals and has posted a bond in order to stay enforcement of the judgment pending appeal. Trigen has filed a cross-appeal. Trigen's separate motion for attorney's fees (seeking approximately $3 million) is pending but OG&E has requested that the court postpone a hearing on that motion until the appeals are decided by the Circuit Court. We have not recognized any gain with respect to this matter because we cannot predict the final outcome.

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

         Prior to the settlement, we owned a one-third interest in the Partnership through our wholly owned subsidiary, Trigen-Schuylkill. CogenAmerica and Adwin owned the other two-thirds interests in the Partnership. Adwin is an indirect wholly owned subsidiary of PECO. Under the settlement agreement, PECO's subsidiary, Adwin, surrendered its rights to its one-third partnership interest in the Partnership to the two remaining partners, Trigen-Schuylkill and CogenAmerica. As a result, we own one half of the Partnership and CogenAmerica owns the other half.

         In the year 2001, the energy price under the Power Purchase Agreements will be based upon a percentage of a market based index, which we expect to produce substantially lower revenues from sales to PECO than the more favorable rates of the early contract years. Under the settlement agreement the Partnership gained the right to sell to third parties electric energy and capacity from the facility in excess of the 150 megawatts which PECO is required to purchase under the Power Purchase Agreements, subject to a right of first refusal for PECO. We expect that the ability to sell to third parties electric energy and capacity above the 150 megawatts under contract to PECO, will result in an opportunity to improve the financial performance of the Partnership. The Partnership will now have the ability to institute capital modifications to the combustion turbine to increase electric capacity during the summer months when the price of electric capacity and energy are historically the highest.

         Separately, The Chase Manhattan Bank, as agent for several commercial banks (collectively "Chase"), and Westinghouse Power Generation, which collectively financed the construction of the Gray's Ferry Cogeneration Facility, agreed to dismiss their lawsuits against PECO. Chase and Westinghouse also agreed that they will not charge the Partnership for any default interest up to April 16, 1999, although they have reserved the right to do so with respect to periods after April 16, 1999.

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

ESI LITIGATION

         In 1996, ESI, Inc. commenced an action against, among others, Coastal Power Company, Latin American Energy Development, Inc. and La Casa Castro S.A. de N.V. in the United States District Court for the Southern District of New York. On September 17, 1998, ESI, Inc. amended its complaint naming Trigen as an additional defendant. This action arises out of the development by Trigen, Latin American Energy, La Casa Castro and others, of an independent power project in El Salvador between 1993 and 1994. Trigen transferred its interest in the project to Tenneco Gas International in May 1994. In July 1994, Tenneco transferred its interest in the project to Coastal Power Company, which currently owns and operates the project. ESI claimed that it was entitled to a 2.5% interest in the project and that Coastal had wrongfully withheld or denied ESI's interest. ESI further claimed that Trigen had failed to disclose ESI's interest to Tenneco and so was responsible, in whole or in part, for ESI's failure to receive a 2.5% interest in the project from Coastal.

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

         Coastal and La Casa Castro are continuing to assert their claims against Trigen for any damages they may be required to pay to ESI or Latin American. At this time, the case is in the early stages of discovery and as such we are not able to estimate the amount of damages that ESI and Latin American are seeking. We believe we have good defenses to Coastal's claims and La Casa Castro's claims. Accordingly, we have not recognized any loss of expense (other than defense costs) with respect to this matter, although we cannot predict the final outcome.

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

         On February 22, 2000, counsel for ELYO and the plaintiffs reached an agreement to settle this lawsuit, subject to court approval. The settlement does not require any payment to the plaintiffs from the Company or its directors. Accordingly, we have not recognized any loss or expense (other than defense costs and certain costs of providing Notice of Settlement to Class members) with respect to this matter, although we cannot predict the final outcome. The parties are in the process of submitting this settlement to the Court of Chancery of the State of Delaware for approval.

COMPLAINT OF RICE.

         On March 16, 2000, Adam Rice filed a complaint in the Supreme Court of the State of New York, County of Westchester against Trigen Energy Corporation, Suez Lyonnaise Des Eaux S.A., Elyo, S.A., T Acquisition Corporation, Christine Morin-Postel, Richard E. Kessel, George Keane, Patrick Buffet, Olivier Degos, Philippe Brongniart, Michel Bleitrach, Dominique Mangin D'Ouince and Charles Bayless. The complaint was filed purportedly as a class action on behalf of the Company's shareholders. The individual defendants were sued in their capacity as Trigen directors. The plaintiff alleged that the defendants have breached their fiduciary duties to plaintiff and our public shareholders by not renegotiating and/or reformulating the terms of the tender offer by which T Acquisition Corporation has offered to purchase all of our outstanding shares at a price of $23.50 per share. Plaintiff seeks class certification and money damages as well as other unspecified relief. We believe we have good defenses to these claims. Accordingly, we have not recognized any loss or expense (other than defense costs) with respect tot his matter, although we cannot predict the final outcome.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Our Common Stock is traded on the New York Stock Exchange under the symbol TGN. As of March 27, 2000 there were approximately 431 shareholders of record.

         The following table sets forth the high and low sales prices at close for our Common Stock for the periods indicated:


                                                                                                       HIGH        LOW

1999

First Quarter....................................................................................      16 13/16   11 3/8
Second Quarter...................................................................................      19  7/16   13 5/8
Third Quarter....................................................................................      23  3/4    17 1/8
Fourth Quarter...................................................................................      24         16

1998

First Quarter....................................................................................      19 15/16   14  13/16
Second Quarter...................................................................................      15  1/8     12 1/8
Third Quarter....................................................................................      13 15/16     9 3/4
Fourth Quarter...................................................................................      15  5/16    11 5/16


         During 1999 and 1998, we declared quarterly dividends in an aggregate annual amount equal to $0.14 per share of Common Stock. See Note 2 of the Notes to the Condensed Financial Statements of Trigen Energy Corporation (Parent Company) for a statement on amounts available for payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth our selected consolidated financial data and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual
Report:


                                                               YEARS ENDED DECEMBER 31,
                                                 1999           1998            1997           1996           1995
                                                 ----           ----            ----           ----           ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues..............................   $280,420        $242,394       $240,651       $243,634        $198,710
Operating income............................     39,551          31,823         28,743         43,138          37,038
Interest expense............................     25,994          23,742         18,976         18,840          19,890
Earnings before extraordinary item
 and cumulative effect of a change in
 accounting principle.......................     16,108           6,557          5,025         14,051          10,564
Extraordinary loss (a)......................        ---            (299)           ---         (1,943)            ---
Cumulative effect of a change in
 accounting principle (b)...................     (4,903)            ---            ---            ---             ---
Net earnings................................     11,205           6,258          5,025         12,108          10,564
Basic earnings per common share.............
   Before extraordinary item................       1.34             .55            .42           1.21             .93
   Extraordinary loss.......................        ---            (.03)           ---           (.17)            ---
   Cumulative effect of a change in
    accounting principle....................        (.41)           ---            ---            ---             ---
                                            ------------  -------------  -------------  -------------   -------------
   Net earnings.............................          .93           .52            .42           1.04             .93
                                            -------------  ------------   ------------    -----------    ------------
Diluted earnings per common share...........
   Before extraordinary item................        1.33            .55            .41           1.20             .93
   Extraordinary loss.......................         ---           (.03)           ---           (.17)            ---
   Cumulative effect of a change in
    accounting principle....................        (.41)           ---            ---            ---             ---
                                            ------------  -------------  -------------  -------------   -------------
   Net earnings.............................         .92            .52            .41           1.03             .93
                                            ------------  -------------  -------------    -----------    ------------
Dividends per common share..................         .14            .14            .14            .14             .14
                                            ------------  -------------  -------------   ------------    ------------

BALANCE SHEET DATA (AT YEAR END):
Working capital (deficit)...................    (14,575)         (9,543)        (2,095)       (5,400)             282
Property, plant and equipment, net..........    515,840         442,755        388,448        371,584         341,188
Total assets................................    727,506         618,156        525,969        494,436         454,906
Long-term debt..............................    406,755         343,685        256,361        226,487         223,371
Stockholders' equity........................    160,023         147,928        145,482        140,670         118,830

OTHER OPERATING DATA:
Operating margin............................      14.1%           13.1%          11.9%          17.7%           18.6%
Ratio of earnings to fixed charges (c)......        1.7             1.2            1.4            2.1             1.8
Depreciation expense........................    $23,590         $19,780        $16,021         $7,595         $11,429
Capital expenditures........................    $93,646         $42,910        $39,415        $47,641         $18,454
Number of employees (at year end)...........        846             745            674            651             632


--------
(a) The extraordinary losses in 1998 and 1996 result from the early extinguishment of debt. See Note 5 of the Notes to Consolidated Financial Statements.

(b) Reflects an after-tax charge of $4.9 million related to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which was recorded as a cumulative effect of a change in accounting principle. See Note 4 of the Notes to Consolidated Financial Statements.

(c) Earnings used in computing the ratio of earnings to fixed charges consist of earnings before extraordinary item plus income taxes, fixed charges (excluding capitalized interest) and income distributions of non-consolidated partnerships on a cash basis. Fixed charges consist of interest expense, capitalized interest and a portion of rental expense representative of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

         The following table shows revenues and units of megawatt hours sold for the three years ended December 31, 1999:


                                        1999                                1998                                1997
                        ------------------------------------------------------------------------------------------------------------
                                         REVENUE                      REVENUE                    REVENUE
                                    AMOUNT        %     UNITS   AMOUNT        %     UNITS    AMOUNT        %     UNITS

                                               (DOLLARS IN MILLIONS, UNITS IN THOUSANDS OF MEGAWATT HOURS)

Thermal energy.................     $212.5       76    6,347     $182.4       75   5,940     $179.5       75    5,008
Electric energy................       45.2       16      836       42.7       18     785       49.0       20      950
Fees and other revenues........       22.7        8      ---       17.3        7     ---       12.2        5      ---
                                  --------    ----- --------   --------    ----- -------   --------    ----- --------
Total..........................     $280.4      100    7,183     $242.4      100   6,725     $240.7      100    5,958
                                    ======      ===    =====     ======      ===   =====     ======      ===    =====


     The following table shows the components of the Statement of Operations as a percent of total revenues for the three years ended December 31, 1999:


                                                                                              1999     1998     1997
                                                                                              ----     ----     ----
Total revenues..........................................................................      100.0%   100.0%   100.0%
Fuel and consumables....................................................................      (41.8)   (41.9)   (47.4)
Production and operating costs..........................................................      (19.6)   (19.9)   (19.6)
Depreciation and amortization...........................................................       (9.9)   (10.1)    (7.6)
General and administrative..............................................................      (14.6)   (15.0)   (13.5)
                                                                                              -----    -----    -----
Operating income........................................................................       14.1     13.1     11.9
Interest expense........................................................................       (9.3)    (9.8)    (7.9)
Other income, net.......................................................................        6.2      2.3      1.0
Minority interest in earnings of subsidiaries...........................................       (1.2)    (1.0)    (1.5)
                                                                                             ------   ------   ------
Earnings before income taxes, extraordinary item and
cumulative effect of a change in accounting principle...................................        9.8%     4.6%     3.5%
                                                                                             ======   ======   ======


         Our preferred rate structure for thermal energy includes fixed and variable components. These rate structures are intended to cause revenues to match our costs of providing capacity, including projected debt service and return on equity, thermal losses in the distribution network, taxes, labor and scheduled maintenance and repair. The capacity component, which is independent of usage in the period, generally includes cost escalation provisions. These rate structures also contain a charge, which varies with usage during the period, and which is intended to cover directly variable costs, so as to pass through to customers our cost of fuel.

         A significant portion of our revenues and operating profit are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer. This seasonal fluctuation is accentuated in those acquired steam systems where our preferred rate structures are not employed. Our strategy of converting old contracts to our preferred rate structures, adding cooling, electricity, energy services and industrial process loads has reduced the concentration of revenues in cold months during 1999 and is expected to continue in the future.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

OVERVIEW

         For the year ended December 31, 1999, earnings before a cumulative effect of a change in accounting principle amounted to $16.1 million, or $1.33 per diluted earnings per share. This compared to $6.6 million, or $.55 per diluted earnings per share before extraordinary item reported in 1998. For the year ended December 31, 1999, net earnings amounted to $11.2 million, or $.92 per diluted earnings per share after the effect of the adoption of a change in accounting principle. Revenues of $280.4 million for 1999 increased $38.0 million, or 15.7% over 1998. Operating income was $39.6 million and the operating margin was 14.1% in 1999 compared with operating income of $31.8 million and an operating margin of 13.1% in 1998. Included in net earnings for 1999 was a non-recurring after-tax gain of $8.5 million, or $.70 per diluted share, related to the PECO lawsuit settlement. (See Note 23 of Notes to Consolidated Financial Statements, Legal Proceedings)

REVENUES

         Revenues of $280.4 million in 1999 increased $38.0 million from revenues of $242.4 million in 1998. Thermal energy revenue increased $30.1 million to $212.5 million. Units of thermal energy sold increased 19% over 1998 reflecting a somewhat colder winter and the full year contribution of our joint venture in Tuscola, Illinois.

         Electric energy revenues increased $2.5 million to $45.2 million in 1999. The predominant reason for this increase is due to our Nassau facility, which operated for the full year in 1999, but was taken off line in 1998 for 22 days for a scheduled five year major overhaul. In addition, our new cogeneration plant in St. Louis began operations and contributed to electricity revenues in 1999.

         Equity in earnings (losses) of non-consolidated subsidiaries increased $2.9 million in 1999. This is due essentially to the improvement in earnings of the Grays Ferry Cogeneration Partnership and the increase in our ownership share to 50% from 33 1/3% as a result of the PECO settlement. The increase in the Partnership income reflects the reversal of 1998 default interest of $1.8 million (our share is $.9 million) which was waived through April 16, 1999 after such settlement (See Note 23 of the Notes to Consolidated Financial Statements, Legal Proceedings).

         Fees earned and other revenues increased by $2.5 million in 1999 as a result of our new joint venture projects in Baltimore, MD and Ashtabula, OH.

OPERATING EXPENSES

         Fuel and consumables in 1999 increased $15.8 million to $117.3 million, an increase of 15.6%. This increase reflects the increased level of energy sales. Our rates typically enable us to pass changes in fuel and most commodity costs to the customer. As a result, such changes have little impact on operating income.

         Production and operating costs are those costs incurred to operate the plants, other than fuel and consumables in 1999, and include labor and supervisory personnel, repair and maintenance costs, and plant operating costs. In 1999, production and operating costs totaled $55.0 million, a 13.9% increase over 1998. This increase is primarily due to the inclusion of production and operating costs associated with 1999 new industrial accounts.

         Depreciation and amortization expense was $27.8 million in 1999, compared with $24.4 million in 1998. In 1999, we recognized an asset impairment loss of $3.0 million. This loss represents the difference between the carrying value of the long-lived assets of a division of our Canadian subsidiary and the fair value of those assets based on estimated discounted future cash flows. The loss is included in depreciation expense.

         General and administrative expenses of $40.8 million in 1999 increased $4.4 million compared to 1998. Expenses in 1998 included special cost adjustments of $2.0 million for insurance and employee related costs. Increased costs in 1999 are primarily due to legal expenses incurred in pursuing the Oklahoma City antitrust lawsuit against OG&E, overhead related to new industrial accounts and to increased expenses required to pursue energy outsourcing opportunities.

OTHER INCOME/(EXPENSE)

         Interest expense increased $2.3 million to $26.0 million in 1999 primarily due to higher debt levels required to finance new business.

         Other income, net was $17.4 million in 1999, an increase of $11.8 million over 1998. This is primarily due to recognizing the gain from our share of the Adwin interest in the Grays Ferry Cogeneration Partnership which was surrendered to us on April 23, 1999 as part of the PECO settlement (See Note 23 of Notes to Consolidated Financial Statements - Legal Proceedings). We recorded a pre-tax gain of $14.5 million which represents the market value of the share of Adwin's interest in the Partnership that was surrendered to us. Other income, net for 1998 included the net results from gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

INCOME TAXES

         Our effective tax rate is determined primarily by the federal statutory rate of 35% and state and local income taxes. The effective tax rate was 41.4% in 1999 and 41.1% in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

OVERVIEW

         For the year ended December 31, 1998, net earnings were $6.3 million compared with $5.0 million in 1997, and diluted earnings per common share were $.52 in 1998 compared with $.41 per common share 1997. Included in net earnings for 1998 was an extraordinary loss of $.3 million, or $.03 per common share, as a result of the early extinguishment of debt. Revenues of $242.4 million in 1998 increased $1.7 million over revenues of $240.7 million in 1997. Operating income was $31.8 million in 1998 and the operating margin was 13.1% in 1998 compared with operating income of $28.7 million and an operating margin of 11.9% in 1997. Offsetting the continuing mild weather and unfavorable results from our Canadian operations were positive contributions from the Trigen-BioPower acquisition and the Grays Ferry Cogeneration Partnership. Both were major contributors to the higher levels of revenues and profits in 1998.

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

         Electric energy revenues decreased $6.3 million to $42.7 million in 1998. The Nassau plant was taken off-line by the local utility, as permitted under their contract, for a longer period of time in 1998 than in 1997. In addition, in 1998, this facility was taken off-line for twenty-two days for a scheduled five year major overhaul. The Grays Ferry Cogeneration Partnership, of which we were a 33% partner, commenced operations in January 1998 and produced $60.3 million in electrical revenues for the year. Grays Ferry replaced our electric generation in Philadelphia and thus lowered reported revenues from electricity compared to the prior year by approximately $3.2 million. Our 33% share of the Grays Ferry Cogeneration Partnership's electric revenues are $20.1 million and the resulting profits are reflected in equity earnings of non-consolidated subsidiaries.

         Equity earnings/(losses) of non-consolidated subsidiaries in 1998 exceeded 1997 by $5.9 million, primarily reflecting our share of earnings from the Grays Ferry Cogeneration Partnership.

         Fees earned and other revenues declined slightly in 1998, reflecting the absence of revenues associated with the sale of a natural gas pipeline in 1997. This was essentially offset by the inclusion of fees from the Grays Ferry Cogeneration Partnership in 1998.

OPERATING EXPENSES

         Fuel and consumables were $101.5 million in 1998, a $12.7 million decrease from 1997, in spite of a significant increase of 19% in thermal energy units sold. This decrease reflects the lower level of energy sales due to warm weather at systems primarily located in the Northeast and lower fuel prices at our fossil fuel plants. Our rate structure typically enables us to pass changes in fuel and most commodity costs to the customer. As a result, such changes have little impact on operating income. Fuel and consumables' costs decreased from 47.4% of revenues in 1997 to 41.9% in 1998 largely due to the addition of seven biomass fueled plants with relatively low fuel prices.

         Production and operating costs are those costs incurred to operate the plants, other than fuel and consumables, and include labor and supervisory personnel, repair and maintenance costs, and plant operating costs. In 1998, production and operating costs totaled $48.3 million, a 2.5% increase over 1997. This increase is primarily due to the inclusion of production and operating costs associated with Trigen-BioPower, which was acquired in January 1998.

         Depreciation and amortization expense was $24.4 million in 1998, compared with $18.2 million in 1997. The increase is primarily attributable to the addition of Trigen-BioPower depreciation expense in 1998.

         General and administrative expenses increased $4.0 million to $36.4 million in 1998, a 12.3% increase over 1997. Contributing to the increase was the inclusion of 1998 Trigen-BioPower general and administrative expenses and a $2.0 million increase in insurance and employee-related costs, and the costs of pursuing the Oklahoma City antitrust lawsuit against OG&E. All of the 1998 costs of the lawsuit were expensed in 1998, and a gain, if any, will not be recognized until a final judgment is affirmed on appeal or a final settlement is consummated.

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

LIQUIDITY AND FINANCIAL POSITION

         We ended 1999 with total debt of $441.2 million compared with $375.1 million at year-end 1998. Stockholders' equity increased to $160.0 million in 1999 from $147.9 million in 1998. Our working capital deficit was $14.6 million at year end 1999 compared with a working capital deficit of $9.5 million at year-end 1998. At December 31, 1999 and 1998, cash and cash equivalents were $20.0 million and $14.7 million, respectively, of which $13.6 million and $13.3 million, respectively, was restricted as to use. See Note 7 of the Notes to Consolidated Financial Statements for information on the restrictions.

         Our principal sources of funds are proceeds from new borrowings and cash from operations. In 1999, $38.6 million was generated from operating activities compared with $36.4 million in 1998 and $23.3 million in 1997. During 1999 we invested $93.6 million in capital expenditures, $5.8 million for the acquisition of energy facilities, and paid dividends of $1.7 million to shareholders. These expenditures were financed by cash generated from operating activities and by $65.1 million of net new borrowings.

         On April 4, 1997, we entered into a $160.0 million revolving credit agreement with several banks. This facility was used to repay indebtedness outstanding under a $62.5 million credit facility entered into in 1995. The $160.0 million facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at our option, at an annual rate equal to the base rate or the LIBOR rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. On June 10, 1997, we amended the $160.0 million credit agreement by reducing the facility to $125.0 million and entered into a $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended annually at the option of the banks. The terms and conditions of both facilities are the same. On September 23, 1998, the $125.0 million three year facility was increased by $35.75 million and the initial period was increased by one year. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate. The average effective rate on the facility was 6.0% in 1999 and the rate at December 31, 1999 was 7.2%. On December 30, 1998, we borrowed from an affiliate, Cofreth American Corporation, $50.0 million for acquisitions and project development. The $50.0 million was initially used to partially pay down the corporate facility. The $50.0 million is subordinate and junior in right of payment to all other debt. The subordinated debt may be redeemed in whole or in part at the option of Cofreth American Corporation with the net proceeds of an equity sale by the Company. The debt matures on December 31, 2010 and the interest rate is 7.38%.

         At December 31, 1999, we had $2.8 million of borrowings available under our credit facilities for working capital and general corporate purposes. Our loan agreements contain various restrictions and conditions with which we are in compliance (See Note 23 for default information related to Grays Ferry Cogeneration Partnership). Certain loan agreements restrict payments by subsidiaries to the Company, unless the payments are for specified purposes or the subsidiary meets certain covenants. Management believes that cash generated from operations, borrowings available under our credit facilities, the ability to obtain financing from our affiliates, and access to capital markets provide adequate resources to meet ongoing operating needs and future capital expenditures related to the existing business and development of new projects. See Note 13 of the Notes to Consolidated Financial Statements for information on long-term debt.

         During 1999, stockholders' equity increased $12.1 million to $160.0 million. This increase reflects $11.2 million of net earnings, $1.5 million from the issuance of common stock, $.5 million of amortization of unearned compensation related to restricted shares and a $.8 million cumulative translation adjustment, partially offset by $1.7 million of dividend payments to shareholders and the purchase of 14,000 shares of common stock for the treasury at a cost of $.2 million.

CAPITAL EXPENDITURES

         Capital expenditures were $93.6 million in 1999 compared with $42.9 million in 1998 and $39.4 million in 1997, as we continue to invest in capital improvements to increase efficiency, reduce costs, pursue new opportunities, expand production and improve facilities. Capital expenditures during 1999 included construction of facilities in St. Louis, MO, Baltimore, MD, Ashtabula, OH, College Park, MD, Decatur, AL, Tampico, Mexico and St. Mary's, GA.

ENVIRONMENTAL EXPENDITURES

         Our facilities are subject to governmental requirements with respect to the discharge of materials and otherwise relating to protection of the environment. We spent approximately $2.9 million and $3.9 million in 1999 and 1998, respectively, to comply with these requirements and estimate that our expenditures for environmental compliance in 2000 through 2002 will be approximately $11.2 million in the aggregate. These expenditures include improvements at certain facilities for air emission control equipment as required by the United States Clean Air Act (the "Clean Air Act"), wastewater discharge control equipment, asbestos control and replacement of CFC refrigerants.

ACQUISITIONS

         On January 22, 1998, we acquired all of the capital stock of Power Sources, Inc. (renamed Trigen-BioPower, Inc.), a biomass-to-energy power plant developer and operator, for a cash price of $44.1 million. On September 23, 1998, we purchased an additional 48% interest in Trigen-Nations Energy Company Limited Partnership from Nations Energy Corporation for $21.3 million. On June 22, 1999, we purchased the final 1% of the limited partnership for $.3 million. The acquisitions were funded from our existing credit facilities. See Note 6 of the Notes to Consolidated Financial Statements for information on the acquisition.

IMPACT OF NEW ACCOUNTING STANDARDS

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. We adopted SOP 98-5 effective January 1, 1999. The effect of the adoption was an after-tax charge of $4.9 million which was reported as a cumulative effect of a change in an accounting principle.

         Based on preliminary analyses, we do not expect that the future adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") will have a material effect on the Company's results of operations or financial condition. We will adopt SFAS No. 133 effective January 1, 2001.

YEAR 2000 DATE CONVERSION

         We experienced no material problems with our information systems or with our customers or suppliers with which we deal, as a result of the date change to the year 2000. We spent approximately $1.0 million for the years 1997 through 1999 to make the required modifications to our systems. There was no material effect on our results of operations as a result of the Year 2000 issue. No significant information technology projects or capital spending were deferred as a result of our Year 2000 program.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not engage in the trading of market risk sensitive instruments in the normal course of business. Our short and long-term debt is subject to fixed and variable interest rates including rates primarily based on LIBOR. An analysis of debt is found in Notes 12 and 13 of the Notes to Consolidated Financial Statements, Short-Term Debt and Long-Term Debt, included in this Annual Report. Based upon the debt balances at December 31, 1999, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $.8 million per year when three-month LIBOR is under 6.0% ranging to approximately $.7 million per year when three-month LIBOR is over 7.5%. Three-month LIBOR at December 31, 1999 was 6.00125%.

         We use financial instruments to limit the financial risk of increases in interest rates on our floating rate debt. The differential to be paid or received under financial instruments is accrued and recognized in interest expense as interest rates change. As of December 31, 1999, we had outstanding interest rate swap, cap and collar agreements related to $39.4 million of debt outstanding, with an average fixed interest rate of 6.2% and an average remaining life of 5 years. The fair value of the swap, cap and collar was a receivable of $1.5 million at December 31, 1999. We do not expect these financial instruments to have a material effect on our earnings or cash flows or on the fair value of these instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules that are filed as part of this Annual Report begin on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Our principal accountant for the fiscal years ending December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997 was KPMG Peat Marwick LLP ("KPMG"). In 1998, we made a decision to change our principal accountant for our fiscal year ending December 31, 1998, for the reason set forth below. In 1998, the Audit Committee and the Board of Directors of the Company approved this determination.

         KPMG is also in the business of providing consulting services to clients with respect to issues related to the energy business. In 1997, a dispute arose between the Company and the consulting services division of KPMG with respect to the conduct of consulting services provided to a third party. That dispute was not resolved to our satisfaction. The change in principal accountant was not due to any matter regarding KPMG's accounting services. KPMG's report on our financial statements for 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. Neither were there, during the 1996 and 1997 fiscal years or the period since December 31, 1997, any disagreement with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         In 1998, the Board of Directors selected Arthur Andersen LLP as our new principal accountant. This selection was presented to our shareholders and ratified at our annual meeting of shareholders, which took place on May 19, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

CLASS A: serving until the annual election of directors in 2001 or until a successor is elected and qualified:

         PATRICK BUFFET, 46, was elected a Director of Trigen on September 9, 1998. Since 1998, he has been Executive Vice President of Suez Lyonnaise des Eaux ("Suez Lyonnaise"). From 1994 to 1998 he was Director of Industrial Holdings and Strategy of Societe Generale de Belgique, a subsidiary of Suez Lyonnaise.

         RICHARD E. KESSEL, 50, has been President and Chief Executive Officer of Trigen since January 19, 2000 and has served as a Director of Trigen since 1994. He is also a member of the Executive Committee. He was Executive Vice President and Chief Operating Officer of Trigen from 1993 to January 19, 2000.

CLASS B: serving until the annual election of directors in 2002 or until a successor is elected and qualified:

         CHRISTINE MORIN-POSTEL, 53, has served as a Director and non-executive Chairman of the Board since January, 2000. She has been Chief Executive Officer and Chairman of the Management Committee of Societe Generale de Belgique since 1998. From 1996 to 1998, she was Chairman and Chief Executive Officer of Compagnie Hypothecaire and Credisuez. She was a General Partner of Financiere Indosuez from 1993 to 1995. She served as a Director of Trigen from December, 1986 to June, 1993.

         GEORGE F. KEANE, 70, has served as a Director since 1994 and was non-executive Chairman of the Board from 1994 to January 19, 2000. He is the Chairman of the Audit Committee and a member of the Nominating Committee. From 1993 through 1996, he served as President Emeritus and Senior Investment Adviser to The Common Fund, a company that he helped organize and that manages the investment of over $17 billion in endowment funds and operating cash for more than 1,300 member colleges, universities and independent schools. Since 1996, Mr. Keane has been self-employed. He serves on the boards of Universal Stainless & Alloy Products, Global Pharmaceutical, United Water Resources, The Bramwell Funds, Nicholas-Applegate Investment Trust and Northern Trust of Connecticut.

         PHILIPPE BRONGNIART, 61, has been a Director of Trigen since 1997. Since 1997 he has been Directeur General of Suez Lyonnaise. From 1993 to 1997 he was General Manager of Societe Lyonnaise des Eaux ("Lyonnaise"). He has been Chairman and Chief Executive Officer of Sita since 1988.

         OLIVIER DEGOS, 38, since 1995, has been Chief Financial Officer of ELYO, a subsidiary of Suez Lyonnaise engaged in energy management. From 1994 to 1995, was Deputy Chief Financial Officer of Sita, a waste services company and subsidiary of Suez Lyonnaise.

CLASS C: serving until the annual election of directors in 2000 or until a successor is elected and qualified:

         CHARLES E. BAYLESS, 56, has served as a Director of Trigen since 1994. He is a member of the Compensation Committee, the Nominating Committee and the Audit Committee. Since 1998 he has been President and Chief Executive Officer of Illinova Power Company. He was Chairman of Tucson Electric Power Company ("Tucson Electric"), an electric utility corporation, from 1992 to 1998. From 1990 to 1998 he was President and Chief Executive Officer of Tucson Electric. He became Chairman, President and Chief Executive Officer of UniSource Energy on January 1, 1998. UniSource Energy is Tucson Electric's holding company.

         MICHEL BLEITRACH, 54, has been a Director of Trigen since 1995. He is Chairman of the Compensation Committee. Mr. Bleitrach has been the Chairman of Elyo since 1995 and has been the Chief Executive Officer of Elyo since 1993.

         DOMINIQUE MANGIN D'OUINCE, 50, has been a Director of Trigen since 1995. He is a member of the Executive Committee. Mr. Mangin d'Ouince has been an Executive Vice President and Managing Director of Elyo since 1995 and was a Managing Director in charge of Business Development of Lyonnaise from 1990 to 1997.

EXECUTIVE OFFICERS

         The executive officers of the Company include Richard E. Kessel, who is also on the Board of Directors, and the following:

         BENOIT ANSART, 39, has been Vice President - Energy Marketing and Development since September, 1999. He was Director of Engineering for Trigen from 1993 to 1999.

         DANIEL FIORE, 54, has been Vice President - Project Services for Trigen since June, 1999. From 1995 to 1999 he was Vice President - Fossil Services worldwide for Burns & Roe, a consulting, engineering and enterprises construction company.

         MARK C. HALL, 32, has been Vice President, External Affairs since August, 1999. From 1998 to 1999, he was Director of Government Affairs for Trigen. From 1997 to 1998, he was Manager of Environmental Health and Safety and Manager, Legislative and Regulatory Affairs for Trigen. From 1995 to 1997, he was an environmental engineer for Trigen.

         JAMES F. LOWRY, 61, has been Vice President of Mergers and Acquisitions since 1997. He was Vice President, Development of Trigen from 1995 to 1997. From 1993 to 1995 he was a principal in International Ventures Group, which provided consulting services to developing businesses in countries of the former USSR.

         JEAN M. MALAHIEUDE, 61, has been Executive Vice President, Engineering since 1997, and also heads the Company's Project Development Division. He was Vice President, Engineering of Trigen from 1987 to 1997. Since 1987 he has been Executive Vice President of Cofreth-American Corporation ("CAC").

         EUGENE E. MURPHY, 65, has been Vice President and General Counsel of Trigen since 1986. He has been Secretary of Trigen since 1988. From 1986 to 1994 he was a Director of Trigen.

         DANIEL J. SAMELA, 52, has been Controller of Trigen since 1995. From 1991 to 1995 he was Chief Financial Officer of the Dealer Division of Savin Corporation, a distributor of office machinery and equipment.

         STEVEN G. SMITH, 58, has been Vice President since 1998. Since 1997 he has headed the Operations Division of the Company. Since 1990 he has been President of Trigen-Philadelphia Energy Corporation, a subsidiary of the Company.

         MARTIN S. STONE, 64, has been Vice President and Chief Financial Officer of Trigen since 1998. From 1971 through 1997, he held various positions at Helmsley Enterprises, Inc., including Treasurer, the last being Vice President and Corporate Secretary.

         STEPHEN K. SWINSON, 42, has been Vice President since 1998. Since 1997 he has headed the Technology Division of the Company. From 1996 to 1997 he was President of the Western Region of the Company. From 1995 to 1997 he was President of Trigen-Colorado Energy Corporation, a subsidiary of the Company, and from 1993 to 1997 he was President of Trigen-Kansas City Energy Corporation, a subsidiary of the Company.

         STEPHEN T. WARD, 57, has been Treasurer of Trigen since 1995. From 1988 to 1995 he was Treasurer of TI Group Inc. TI Group plc is a London-based manufacturer of automotive and aerospace products. TI Group Inc. is their U.S. holding company.

         MICHAEL WEISER, 57, has been Vice President, Development of Trigen since 1992. From 1986 to 1994 he was a Director of Trigen. From 1986 to 1992 he was Treasurer of Trigen.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than 10% of the Company's common stock to file certain reports with respect to each such person's beneficial ownership of the Company's common stock. In addition, Item 405 of Regulation S-K requires the Company to identify each reporting person that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. The 0initial statement of beneficial ownership on Form 3 for the month of August, 1999 for Mr. Mark C. Hall, for the month of September, 1999 for Mr. Benoit Ansart and for the month of June, 1999 for Mr. Daniel Fiore were not filed on a timely basis. Both were newly elected officers at that time. Form 4 for the month of December 1998 for Mr. Thomas R. Casten was not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table presents before-tax information on compensation earned, paid, awarded or accrued as of the end of fiscal years 1999, 1998 and 1997 for services by the Named Executive Officers, including options granted.

                                              SUMMARY COMPENSATION TABLE

                                                     LONG TERM COMPENSATION AWARDS
                             ANNUAL COMPENSATION                 SECURITIES         PAYOUTS
                                                        (2)                         (4)                         (5)
                                                        OTHER           (3)         UNDERLYING                  ALL
NAME AND                                                ANNUAL     RESTRICTED       OPTIONS/      LTIP         OTHER
PRINCIPAL                                    (1)       COMPENSA-       STOCK        SARS          PAY-        COMPEN-
POSITION                   YEAR  SALARY($)   BONUS($)   TION($)      AWARDS($)      GRANTED(#)    OUTS($)     SATION($)
Thomas R. Casten           1999  415,700     269,374    24,336          -0-            -0-         -0-        21,614
President & Chief          1998  401,700     170,000    24,070      745,313         30,000                    10,992
Executive Officer          1997  390,000         -0-    24,650          -0-         30,000                    11,825
at 12/31/99

Richard E. Kessel          1999  355,000     185,566    21,840          -0-            -0-         -0-        17,656
Executive Vice Pres        1998  342,790     146,000    21,574      536,625         19,000                     8,905
Chief Operating            1997  332,800         -0-    22,058          -0-         19,000                     8,920
Officer at 12/31/99

Eugene E. Murphy           1999  200,000      78,408    19,318          -0-            -0-         -0-        11,877
Vice President and         1998  176,750      50,000    19,034      258,375          9,000                     8,359
General Counsel            1997  171,600         -0-    19,439          -0-          9,000                     8,223

Steven G. Smith            1999  230,000     103,587    55,236          -0-            -0-         -0-        13,599
Vice President             1998  220,000     101,850    14,874      357,750         12,500                     8,933
                           1997  187,575      23,162    14,558          -0-         12,500                     7,616

Martin S. Stone (6)        1999  204,000      75,692    14,240          -0-            -0-         -0-        11,372
Vice President and         1998   86,923      24,000     6,064      125,531          9,000                     4,267
Chief Financial
Officer

-----------------------
(1) Amounts shown in this column are bonuses earned in the year shown, rather than bonuses paid in the year shown, except that, the following amounts included in the Bonus column were paid in 1998 for prior years' work: Mr. Kessel - $21,000 for 1997, Mr. Smith - $40,250 for 1996, and Mr. Murphy - $7,500 for
1997.

(2) For each of the individuals listed, in 1999 the portion of Other Annual Compensation which is auto allowance for each respective individual is as follows: Mr. Casten - $23,296, Mr. Kessel - $20,800, Mr. Murphy - $18,278, Mr. Smith - $14,100, and Mr. Stone - $13,200. For Mr. Smith the portion of his Other Annual Compensation which is a relocation reimbursement is $40,096. For each of the individuals listed, in 1998 the portion of Other Annual Compensation which is auto allowance for each respective individual is as follows: Mr. Casten - $23,296, Mr. Kessel - $20,800, Mr. Murphy - $18,278, Mr. Smith - $14,100 and Mr.
Stone - $5,737. In 1997, the portion of Other Annual Compensation which is auto allowance for each respective individual is as follows: Mr. Casten - $24,192, Mr. Kessel - $21,600, Mr. Murphy - $18,981, and Mr. Smith - $14,100.

(3) The number and value of the aggregate restricted stockholdings for the Named Executive Officers as of December 31, 1999, including reinvested dividends, are as follows: Mr. Casten - 38,120 shares, $662,335; Mr. Kessel - 27,447 shares, $476,892; Mr. Murphy - 13,215 shares, $229,611; Mr. Smith - 18,298 shares,
$317,928; Mr. Stone - 9,831 shares, $170,814.

(4) Options granted in 1998 merely replaced options granted in 1997.

(5) Amount shown is the total of the Company's matching contribution to the 401(k) Plan, profit sharing contribution, and term life insurance premiums.

(6) Mr. Stone began his employment with the Company in July, 1998.

FISCAL YEAR-END OPTIONS/SAR VALUES

                           UNDERLYING                     VALUE OF UNEXERCISED
                           UNEXERCISED                    IN-THE-MONEY
                           OPTIONS/SARS AT                OPTIONS/SARS AT
                           FISCAL YEAR-END(#)             FISCAL YEAR END($)
                           EXERCISABLE/                   EXERCISABLE/
NAME                       UNEXERCISABLE                  UNEXERCISABLE
Thomas R. Casten           62,100/18,000                  115,088/60,750
Richard E. Kessel          36,600/11,400                  67,575/38,475
Eugene E. Murphy           13,200/10,800                  27,750/18,225
Steven G. Smith            19,400/ 7,500                  40,275/25,313
Martin S. Stone            1,800/ 7,200                   8,413/33,650

No named Executive Officer exercised options in 1999.

Compensation of Directors

         Directors who are regularly employed officers of the Company receive no fees for serving as directors of the Company. Each non-officer director receives $20,000 (the Chairman receives $30,000) per year plus $1,000 per day of meetings of the Board or Committee of the Board attended, and each may elect to receive such compensation in shares of common stock. Upon his election to the Board in 1999, Olivier Degos received options to purchase 10,000 shares of common stock exercisable at $15.938 per share (the price per share on the date of the grant). Upon his election to the Board in 1998, Patrick Buffet received options to purchase 10,000 shares of common stock exercisable at $10.625 per share (the price per share on the date of the grant).Upon his election to the Board in 1997, Philippe Brongniart received options to purchase 10,000 shares of common stock exercisable at $25.00 per share (the price per share on the date of the grant). Upon their election to the Board in 1995, Messrs. Bleitrach and Mangin d'Ouince each received options to purchase 10,000 shares of common stock exercisable at $22.13 per share (the price per share on the date of the grant). During 1994, each individual who was then a Director received options to purchase 10,000 shares of common stock (20,000 for the Chairman) exercisable at $15.75 per share (the price per share on the date of the grant). In July 1996 the Chairman received additional options to purchase 10,000 shares of Common Stock exercisable at $18.75 per share. Each Director is reimbursed for the out-of-pocket costs of attending meetings. Ms. Christine Morin-Postel did not receive options upon her election to the Board when elected Chairman in January, 2000.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements (the "Employment Agreements") with Thomas R. Casten, Richard E. Kessel and Eugene E. Murphy, ("Named Executive Officers"). Each of the Employment Agreements was initially for a period of three years commencing as of August 12, 1994 and is renewable for additional annual extensions unless terminated by either party. The base salaries under the Employment Agreements are subject to review by the Compensation Committee. The Employment Agreements also provide for the payment of incentive compensation. An Employment Agreement for a particular Executive Officer contains other specified benefits only if those benefits have been approved by a member of the Board of Directors who has been authorized to review and approve such provisions. Mr. Casten's employment terminated on January 19, 2000.

         On January 19, 2000 Mr. Casten entered into an agreement with Elyo pursuant to which Mr. Casten shall sell his shares of Stock in Trigen to Elyo, and Elyo shall purchase such shares on the thirty-first (31st) calendar day following the filing of Schedule TO by Elyo and certain of its affiliates in connection with the offer by T Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Elyo, to purchase any and all of the outstanding shares of Trigen.

         Also on January 19, 2000, Mr. Casten entered into a Separation Agreement and Release (the "Separation Agreement") with Trigen whereby Mr. Casten resigned as a director and officer of Trigen effective January 19, 2000. Pursuant to the Separation Agreement, Mr. Casten resigned from his positions as President, Chief Executive Officer and a director of Trigen and is eligible for salary and benefits continuation until the earlier of (a) January 19, 2002, or
(b) the date on which he breaches any of his obligations under the Separation Agreement. Mr. Casten's obligations include non-disparagement, non-competition, cooperation, non-solicitation and confidentiality covenants. If Mr. Casten breaches any of these covenants, his right to payments under the terms of the Separation Agreement will be extinguished. Restricted stock and unvested options held by Mr. Casten will continue to vest in accordance with their terms as if Mr. Casten remained employed by the Company and to the extent not vested on January 19, 2002 will become fully vested on that date to the extent not previously canceled by reason of a breach of the Separation Agreement. Alternatively, immediately prior to the effective time of the merger, if the merger occurs, (i) Mr. Casten's options will be canceled and he will receive for each share subject thereto the excess of the merger consideration over the exercise price, and (ii) Mr. Casten's shares of restricted stock will be canceled and he will receive an amount per share equal to the merger consideration in respect of one-fourth of such shares and will be eligible to receive on January 19, 2002 an amount per share equal to the merger consideration in respect of three-fourths of such shares. Mr. Casten is entitled to remain a general partner of the Trenton District Energy Company ("TDEC"), but may not interfere with or participate in the day-to-day operations of TDEC. Trigen has agreed that if TDEC refinances, Trigen will, subject to certain exceptions, use its good faith efforts so that Mr. Casten does not recognize income as a result of such refinancing as long as such efforts do not adversely impact TDEC, Trigen or its affiliates.

REPORT OF THE COMPENSATION COMMITTEE

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         All decisions on compensation of the Company's executive officers, including decisions about awards under certain of the Company's stock-based compensation plans, are made by the members of the Compensation Committee, each of whom is a non-employee director. This report addresses the Company's compensation policies for 1999 as they affected Messrs. Casten, Kessel, Murphy, Smith and Stone, the chief executive officer and the four highest paid executive officers of the Company for 1999 (collectively, the "Named Executive Officers").

COMPENSATION POLICIES

         The Compensation Committee's executive compensation policies are designed to (a) provide competitive compensation opportunities when financial and operational performance attains pre-set ambitious levels, (b) reward executives consistent with the Company's performance, (c) recognize individual performance and responsibility, (d) underscore the importance of shareholder value creation, and (e) assist the Company in attracting, retaining and inspiring qualified executives. The overall focus of the compensation policy is to balance the near-term goals and needs of management and other employees with the long-term perspective to drive performance and results to provide a consistent commitment to the growth of the Company and enhance the creation of shareholder value.

         The principal elements of compensation employed by the Committee to meet these objectives are base salaries, annual cash incentives, business development incentives, and long term stock-based incentives. By design, the variable or "at-risk" components of compensation are proportionately greater for more senior executives, in recognition of their greater potential impact on the Company's results.

         All compensation decisions are determined following a detailed review of many factors that the Committee believes are relevant, including external competitive data, the Company's achievements over the past year, the individual's contributions to the Company's success, any significant changes in role or responsibility, and the reasonableness of compensation in relation to that of other employees.

         The competitiveness of the Company's total compensation program (incorporating base salaries, annual cash bonuses, and long term stock-based incentives) is assessed regularly with the assistance of an independent expert compensation consultant. Comparisons are made with executives in similarly sized firms with comparable responsibilities. Data for these comparisons is drawn from two primary sources: (1) a national compensation survey of similar publicly traded companies, and (2) the proxy statements of identified competitors, including all companies within a selected group of peer industry organizations (the "Compensation Peer Groups").

         One of the guiding principles is to pay at a level that allows the Company to compensate key executives competitively compared with similarly placed executives within the Compensation Peer Groups. This comparison is performed while considering the Company's performance in relation to the performance results of those companies. In general, the Committee intends to pay base salary levels at the median or average levels of competitive compensation for executives with comparable responsibilities in the Company's Compensation Peer Groups. In addition to base salary, the Company's total compensation program includes an annual cash incentive plan, a business development growth incentive and a long-term stock-based incentive program. The targeted total compensation levels for the Named Executive Officers are intended to be consistent with competitive levels (as measured by the total compensation levels of similar positions at the Compensation Peer Groups) when the Company attains its targeted corporate performance objectives. Actual payouts, if any, depend upon actual Company performance. Thus, the total compensation levels and individual compensation components received in any particular year could be demonstrably lesser or greater than the Compensation Peer Groups' average.

         The Company compensation philosophy for senior management emphasizes pay at risk, highlights a long-term performance results perspective, provides executive commitment via stock ownership, and bolsters the creation of shareholder value.

         BASE SALARY. Base salaries for all Named Executive Officers, including the Chief Executive Officer, are reviewed by the Committee on an annual basis. In determining appropriate base salaries, the Committee considers external competitiveness, the roles and responsibilities of the individual, the reasonableness of compensation in relation to that of other employees, and the contributions of the individual.

         ANNUAL CASH INCENTIVES. The Company believes that its incentive compensation plan should reward executives and other employees for their contributions to the success and profitability of the business, as well as the achievement of their personal goals and objectives which support the overall growth of the Company. Incentives paid under the Incentive Compensation Plan reflect the Committee's assessment of the degree to which the Company and business units met predetermined earnings per share and profitability objectives, and the executives and other participants achieved their individual goals and objectives that were agreed to between the Company and the executive. All Named Executive Officers, including the Chief Executive Officer, are eligible to participate in this program.

         LONG TERM STOCK-BASED INCENTIVES. The Company also believes that it is essential to link management and shareholder interests. To meet this objective, the Company implemented the 1994 Stock Incentive Plan ("Stock Plan"), which allows the Committee to grant stock options, restricted stock, performance shares, and stock appreciation rights to help attract, retain, and inspire executives and other employees by providing them with an opportunity to share in the Company's success. In determining actual awards, the Committee considers the externally competitive market, the contributions of the individual to the success of the Company, and the need to retain the individual over time. All Named Executive Officers, including the Chief Executive Officer, are eligible to participate in this program. The Company implemented a long-term program in 1997 under the Stock Plan in which senior management, including all Named Executive Officers, were granted a combination of incentive stock options and restricted shares. A key component of this program is for management to meet share ownership goals in order to participate fully in this program.

         By encouraging employees to obtain a stake in the Company's on-going success, the Company believes this will focus employees' attention on managing the Company as a shareholder with an equity position. The Company intends to continue granting stock options on a periodic basis to its employees, executives, and directors.

         The Committee has reviewed Internal Revenue Code Section 162(m) and has determined that, at present, its limitations are not applicable to the Company. Annually, the Committee will continue to consider the implications of this statute.

         The Committee's policy regarding the compensation of other executive officers of the firm is consistent with the approach outlined here.

1999 COMPENSATION

         As in prior years, the Company engaged the services of an outside, independent compensation consulting firm to conduct and verify to the Committee its findings concerning the compensation levels and practices of the Compensation Peer Groups and its recommendations for compensation actions for the Named Executive Officers. As outlined under "Compensation Policies", the Committee is thoroughly committed to the Company's variable pay concept. Under this philosophy, the Company is driven to leverage its compensation dollars and reward high performance levels when the Company's shareholder value added levels warrant.

         Base salaries paid in 1999 to the Named Executive Officers, including the CEO, reflect the Committee's review of external competitiveness, the roles, responsibilities and contributions of the individuals and the reasonableness of compensation in relation to that of other employees.

         Incentive Compensation Plan incentives to be paid to all Named Executive Officers for 1999 were determined in conjunction with the Committee's assessment of the Company's performance with respect to predetermined earnings per share and profitability objectives. Overall, the Company's performance as measured by earnings per share was significantly above the target levels established in 1999 for the Incentive Compensation Plan. Accordingly, the CEO and the other Named Executive Officers received an incentive proportionately greater than their individual target levels for 1999. In addition to the Corporate earnings per share target, the business units in 1999 also were measured by an operating income performance criteria. Most business units did achieve their goals although two business units were below their threshold, and the remaining business units were slightly below their assigned threshold levels. Overall, the incentive levels are greater than the approved target levels for those Named Executive Officers who did receive an incentive.

         The Company launched a long-term stock-based compensation program in 1997. The program's primary objective is to focus management on increasing shareholder value. The program has three components: a) stock ownership goals,
b) a restricted share award, and c) an incentive stock option grant. The restricted shares, which have a life cycle of eight years, will remain restricted until the Company announces accumulated basic earnings per share over four consecutive fiscal quarters of $2.08. This earnings target represents a doubling of the Company's 1996 earnings per share figure. In addition to the earnings target, the shares are also restricted from vesting unless the participant achieves his/her prescribed stock ownership levels. Each participant, including the Named Executive Officers, have been provided with a stock ownership target. The stock ownership targets are stated as a percentage of the participant's restricted share award and the percentages are progressive based on the increase in role and responsibility.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDE PARTICIPATION IN COMPENSATION DECISIONS

                             COMPENSATION COMMITTEE
                                Michel Bleitrach
                               Charles E. Bayless
                                  Olivier Degos

         There are no Compensation Committee interlocks. Mr. Bleitrach, a Director of Trigen, is the Chairman and Chief Executive Officer of Elyo. Mr. Bayless, a Director of Trigen, is Chairman of Illinova Power. Mr. Degos is the Chief Financial Officer of Elyo.

STOCK PERFORMANCE INFORMATION

         The following graph assumes the investment on August 12, 1994 of $100 in each of the four investment alternatives. For the Standard & Poor's Mid-Cap 400 Index and the Peer Group, the initial investment was assumed to be allocated among the respective companies based on their market capitalizations at the start of the period. The graphs assume dividends were reinvested when received. The Peer Group is composed of companies in the independent power producer sector, and includes the Company (which represented 4.0% of the market capitalization of the Peer Group at the start of the period). The other companies in the "Peer Group" are AES Corporation, Calpine Corp., Cogeneration Corp. of America, Destec Energy, Inc., Kenetech Corp., Magma Power Company (acquired by CalEnergy Company, Inc. in March 1995), MidAmerican Energy Holdings (formerly CalEnergy Company Inc.) and Sithe Energies USA, Inc., during the periods that each company has been publicly traded.

                                [INSERT GRAPHIC]


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the ownership of the Company's common stock as of January 27, 2000, of each person known by the Company to own beneficially more than 5% of the common stock outstanding as of such date. Except as otherwise indicated, all shares are owned directly. Unless otherwise noted, each of the stockholders has sole voting and investment power with respect to the shares shown.

                  SHARES BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER          NUMBER            PERCENT
Suez Lyonnaise des Eaux                    6,507,944(1)          52.5
1, rue d'Astorg
Paris, France 75008

Societe Generale de Belgique               6,507,944(1)          52.5
Rue Royale 30
B-100 Brussels, Belgium

Elyo                                       6,507,944(1)          52.5
235, Avenue Georges Clemenceau
Nanterre, France 92000

Cofreth American Corporation ("CAC")       4,870,670(1)          39.3
c/o John M. Malahieude
One Water Street
White Plains, New York 10601

Compagnie Parisienne de Chauffage Urbain   1,637,274(1)          13.2
185 Rue de Bercy  ("CPCU")
75012 Paris, France

Thomas R. Casten                           1,147,354(2)          9.3
One Water Street
White Plains, New York 10601

Dimensional Fund Advisors Inc.              847,200(3)        6.8

Investment Counselors of Maryland, Inc.     800,000(4)        6.5

-----------------------

(1) Suez Lyonnaise owns 100% of Societe Generale de Belgique which owns 100% of Elyo, which directly owns 80.5% of the outstanding voting stock of CAC, and may be deemed to own beneficially 90.7% of the outstanding voting stock of CAC due to its ownership of stock in certain other entities which are themselves owners of outstanding voting stock of CAC. CPCU is a direct subsidiary of Elyo. All shares directly held by CAC or CPCU are indirectly held by Elyo, Societe Generale de Belgique and Suez Lyonnaise.

(2) Includes 43,950 shares held by his wife and children, 322,832 shares held by the Casten Family Limited Partnership, and 85,171 shares owned by an S-corporation in which he shares beneficial ownership with two other officers of the Company.

(3) Based upon information filed by Dimensional Fund Advisors Inc. with the Securities and Exchange Commission in a report on Schedule 13G dated February 4, 2000. Dimensional Fund Advisors Inc. is a registered investment advisor to managed portfolios. As such, it may be deemed to be the beneficial owner of the shares of stock set forth above.

(4) Based upon information filed by Investment Counselors of Maryland, Inc. with the Securities and Exchange Commission in a report on Schedule 13G dated February 10, 2000. Investment Counselors of Maryland, Inc. is a registered investment advisor to managed portfolios. As such, it may be deemed to be the beneficial owner of the shares of stock set forth above.

         The following table sets forth information furnished by the following persons and, where possible, confirmed from records of the Company, as to the number of shares of the Company's common stock beneficially owned by the directors, the Named Executive Officers of the Company and all directors and executive officers as a group as of January 27, 2000.

                                                                                   AMOUNTS IN
                                                                                   COL. 2 INCLUDE
                                                                                   THE FOLLOWING
                                                                                   SHARES SUBJECT
                                            AMOUNT AND NATURE                      TO ACQUISITION
                                            OF BENEFICIAL            PERCENT       THROUGH CURRENTLY
NAME OF BENEFICIAL OWNER                    OWNERSHIP(1)             OF CLASS      EXERCISABLE OPTIONS

Thomas R. Casten                            1,147,354(2)(6)          9.3               62,100
George F. Keane                                57,275(3)(5)          (4)               30,000
Richard E. Kessel                              83,413                (4)               36,600
Charles E. Bayless                             19,949(5)             (4)               10,000
Michel Bleitrach                               14,485(5)             (4)               10,000
Philippe Brongniart                            12,933(5)             (4)               10,000
Patrick Buffet                                 11,822(5)             (4)               10,000
Olivier Degos                                  10,764(5)             (4)               10,000
Dominique Mangin d'Ouince                      14,856(5)             (4)               10,000
Eugene E. Murphy                              261,899(6)             2.1               13,200
Steven G. Smith                                45,543                (4)               19,400
Martin S. Stone                                14,925                (4)                1,800
All directors and executive officers
  as a group (21 persons)                   2,077,406(2)           16.8               318,200

--------------

(1) Includes shares subject to acquisition through currently exercisable stock options. See column 4 for amounts.
(2)  See Note 2 to the preceding table.
(3) Includes 15,000 shares held by the Keane Family Trust of which George Keane is the trustee, and 275 shares held by his wife.
(4)  Less than 1% of the outstanding shares.
(5)  Includes shares acquired through the 1994 Director Stock Plan.
(6)  Includes 85,171 shares owned by an S-Corporation in which he is a director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See information presented under Compensation Committee Interlocks and Inside Participation in Compensation Decisions under Item 11 above.

TRENTON PARTNERSHIP

         Trigen-Trenton Company, L.P., a limited partnership ("Trigen-Trenton"), which was formed in 1982, four (4) years before the formation of the Company, owns and operates the community energy system in Trenton, New Jersey. Trenton Energy Corporation, a wholly owned subsidiary of Trigen ("TEC"), is the managing general partner of Trigen-Trenton and owns a 72.25% partnership interest in Trigen-Trenton. Mr. Casten, who was the chief executive officer and a director of Trigen until January 19, 2000, Mr. Weiser, who is an officer of Trigen, and Jeanne N. Murphy, whose husband is an officer of Trigen, are general partners in Trigen-Trenton owning approximately 1.04%, 0.46%, and 0.12%, respectively, of the partnership interests. CDC is also a general partner of Trigen-Trenton and owns 2.08% of the partnership interests. Messrs. Casten, Weiser and Murphy own approximately 59.5%, 23% and 17.5%, respectively, of the shares of common stock of CDC. The remaining general and limited partnership interests in Trigen-Trenton are owned by persons not affiliated with the Company. The Company itself owns directly a 7.48% limited partnership interest in Trigen-Trenton.

RELATIONSHIPS WITH THE ELYO GROUP

         LICENSE AGREEMENT. Elyo and the Company have entered into an Intercompany Services and License Agreement (the "License Agreement"). Under the License Agreement, Elyo will continue to provide to the Company on a non-exclusive basis technical assistance and technical knowledge. The Company will have the right to use such technical knowledge to construct, operate and maintain community energy systems within North America as well as the right to use patents and licenses of Elyo and its subsidiaries in connection with the generation and distribution of electricity, chilled water and waste incineration. Elyo has also agreed that it may make available to the Company, upon request, new support letters or other similar credit support, at mutually agreed rates. Pursuant to the License Agreement the Company will have the first right to develop any corporate opportunities relating to the application of the licensed technologies in North America that are presented to Elyo or its subsidiaries. Elyo also agreed that neither it nor its subsidiaries will engage in activities that may cause the Company to become or be regulated as a public-utility holding company or a subsidiary of a public-utility holding company under federal, state or local laws or regulations. The initial term is for three years with automatic two year renewals, unless terminated sooner as a result of a default or bankruptcy or related event or a change of control with respect to Trigen. The Company reimbursed Elyo Group and/or paid third party providers on behalf of Elyo $465,515 for salary, bonus, and expenses paid to Jean Malahieude, an Executive Officer of Trigen, and an additional $235,237 for benefits of Mr. Malahieude and other professionals in 1999.

         SUBORDINATED DEBT. On December 30, 1998 CAC loaned the Company $50 million at 7.38% in subordinated debt pursuant to an agreement which requires repayment on December 31, 2010. Since January 1, 2000 CAC has loaned the Company an additional $36.0 million in intercompany loans at an interest rate equal to the London Interbank Offered Rate plus 2.25%.

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

     (b) The following reports on Form 8-K were made during the fourth quarter of the year ended December 31, 1999:

         None.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                                              PAGE
REGISTRANT'S FINANCIAL STATEMENTS
   Independent Auditors' Report...........................................................................    F-2,F-3
   Consolidated Balance Sheets as of December 31, 1999 and 1998...........................................    F-4
   Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.............    F-5
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.............    F-6
   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998
       and 1997...........................................................................................    F-7
   Notes to Consolidated Financial Statements.............................................................    F-8

REGISTRANT'S FINANCIAL STATEMENT SCHEDULES
   I  Condensed Financial Information of the Registrant as of December 31, 1999 and 1998 and for the
       Years Ended December 31, 1999, 1998 and 1997.......................................................    S-1
   II Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997..............    S-5

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
TRIGEN ENERGY CORPORATION:

We have audited the accompanying consolidated balance sheets of Trigen Energy Corporation and subsidiaries as of December 31, 1999 and 1998 , and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trigen Energy Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying index are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules, as of December 31, 1999 and 1998 and for the years then ended, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 9, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
 TRIGEN ENERGY CORPORATION:

         We have audited the accompanying consolidated statement of operations of Trigen Energy Corporation and subsidiaries and the related consolidated statements of stockholders' equity and cash flows for the year ended December 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the information in the financial statement schedules as listed in the accompanying index for the year ended December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Trigen Energy Corporation and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, for the year ended December 31, 1997, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

February 3, 1998
Stamford, Connecticut

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 1999           1998

                                                       ASSETS
Current assets:
   Cash and cash equivalents..............................................................     $  15,380   $    10,074
   Accounts receivable....................................................................
     Trade (less allowance for doubtful accounts of $1,266 in 1999 and $1,187 in 1998)....        46,816        35,236
     Other................................................................................         3,489         5,686
                                                                                             -----------   -----------
     Total accounts receivable............................................................        50,305        40,922
   Inventories............................................................................         8,799         7,074
   Prepaid expenses and other current assets..............................................         7,946         8,016
                                                                                             -----------   -----------
         Total current assets.............................................................        82,430        66,086
Restricted cash and cash equivalents......................................................         4,628         4,623
Property, plant and equipment, net........................................................       515,840       442,755
Investment in non-consolidated partnerships...............................................        50,510        30,319
Intangible assets, net....................................................................        46,063        49,968
Deferred costs and other assets, net......................................................        28,035        24,405
                                                                                             -----------   -----------
         Total assets.....................................................................      $727,506      $618,156
                                                                                             ===========   ===========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Short-term debt........................................................................     $  15,000     $  15,000
   Current portion of long-term debt......................................................        19,474        16,398
   Accounts payable.......................................................................        14,221         4,756
   Accrued income taxes...................................................................         5,977         5,728
   Accrued fuel...........................................................................        14,240        14,121
   Accrued expenses and other current liabilities.........................................        28,093        19,626
                                                                                             -----------   -----------
         Total current liabilities........................................................        97,005        75,629
Long-term debt............................................................................       406,755       343,685
Other liabilities.........................................................................         3,584         4,254
Deferred income taxes.....................................................................        44,343        39,422
                                                                                             -----------   -----------
         Total liabilities................................................................       551,687       462,990
Minority interests in subsidiaries........................................................        15,796         7,238
Stockholders' equity:.....................................................................
   Preferred stock--$.01 par value, authorized and unissued 15,000,000 shares..............           --            --
   Common stock--$.01 par value, authorized 60,000,000 shares, issued and outstanding
   12,424,762 shares in 1999 and 12,417,934 shares in 1998................................           124           124
   Additional paid-in capital.............................................................       120,376       120,595
   Retained earnings......................................................................        45,890        36,417
   Unearned compensation - restricted stock...............................................        (5,101)       (4,967)
   Cumulative translation adjustment......................................................        (1,163)       (2,002)
   Treasury stock, at cost, 9,670 shares in 1999 and 145,842 shares in 1998...............          (103)       (2,239)
                                                                                            ------------   -----------
         Total stockholders' equity.......................................................       160,023       147,928
                                                                                            ------------   -----------
         Total liabilities and stockholders' equity.......................................      $727,506      $618,156
                                                                                            ============   ===========

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  1999          1998           1997
                                                                                  ----          ----           ----
Revenues

   Thermal energy............................................................   $212,539       $182,432      $179,527
   Electric energy...........................................................     45,184         42,667        48,997
   Equity in earnings/(losses) of non-consolidated partnerships..............      7,396          4,475        (1,401)
   Fees earned and other revenues............................................     15,301         12,820        13,528
                                                                              ----------     ----------    ----------
         Total revenues......................................................    280,420        242,394       240,651
Operating expenses...........................................................
   Fuel and consumables......................................................    117,270        101,475       114,168
   Production and operating costs............................................     54,971         48,322        47,086
   Depreciation and amortization.............................................     27,787         24,384        18,209
   General and administrative................................................     40,841         36,390        32,445
                                                                              ----------     ----------     ---------
         Total operating expenses............................................    240,869        210,571       211,908
                                                                              ----------     ----------     ---------
Operating income.............................................................     39,551         31,823        28,743
Other income (expense).......................................................

   Interest expense..........................................................    (25,994)       (23,742)      (18,976)
   Other income, net.........................................................     17,433          5,570         2,448
                                                                              ----------    -----------    ----------
Earnings before minority interests, income taxes, extraordinary item and

  cumulative effect of a change in accounting principle......................     30,990         13,651        12,215
Minority interests in earnings of subsidiaries...............................     (3,502)        (2,519)       (3,699)
                                                                              ----------    -----------    ----------
Earnings before income taxes, extraordinary item and cumulative

  effect of a change in accounting principle.................................     27,488         11,132         8,516
Income taxes.................................................................     11,380          4,575         3,491
                                                                              ----------    -----------    ----------
Earnings before extraordinary item and cumulative effect of a change

  in accounting principle....................................................     16,108          6,557         5,025
Extraordinary loss from extinguishment of debt, net of income tax benefit....         --           (299)           --
Cumulative effect of a change in accounting principle, net of income tax.....     (4,903)            --            --
                                                                              -----------    -----------   -----------
Net earnings.................................................................  $  11,205     $    6,258    $    5,025
                                                                              -----------    -----------   -----------
Basic earnings per common share..............................................
   Before extraordinary item and cumulative effect of a change in

   accounting principle......................................................$      1.34   $        .55  $        .42
   Extraordinary loss........................................................         --           (.03)           --
   Cumulative effect of a change in accounting principle.....................       (.41)            --            --
                                                                              -----------  ------------  ------------
   Net earnings..............................................................$       .93   $        .52  $        .42
                                                                              -----------  ------------  ------------
Diluted earnings per common share............................................
   Before extraordinary item and cumulative effect of a change in
   accounting principle......................................................$      1.33   $        .55  $        .41
   Extraordinary loss........................................................         --           (.03)           --
   Cumulative effect of a change in accounting principle.....................       (.41)            --            --
                                                                              ------------ ------------  ------------
   Net earnings..............................................................$       .92   $        .52  $        .41
                                                                              ------------ ------------  ------------
Average common shares outstanding............................................     12,049         12,007        12,011
                                                                              ----------   ------------  ------------
Average common and common equivalent shares outstanding......................     12,148         12,009        12,130
                                                                              ----------   ------------  ------------
Dividends per common share...................................................$       .14   $        .14  $        .14
                                                                              ----------   ------------  ------------

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                  1999             1998          1997
                                                                                  ----             ----          ----
Cash flows from operating activities

   Net earnings............................................................   $   11,205    $     6,258   $     5,025
   Reconciliation of net earnings to cash provided by operating activities
     Non-cash gain on litigation settlement................................       (8,518)            --            --
     Cumulative effect of a change in accounting principle.................        4,903             --            --
     Gain on sale of marketable securities.................................       (1,765)            --          (612)
     Extraordinary item....................................................           --            299            --
     Depreciation and amortization.........................................       27,787         24,384        18,209
     Deferred income taxes.................................................        4,536          1,824           863
     Provision for doubtful accounts.......................................          725            317           331
     Minority interests in subsidiaries....................................        3,502          2,519         3,699
     Changes in assets and liabilities, net of effects of acquisitions

       Accounts receivable.................................................      (12,748)         4,447        (7,097)
       Inventories and other current assets................................       (1,655)         1,451          (422)
       Accounts payable and other current liabilities......................       17,043         (1,285)        1,866
       Non-current assets and liabilities..................................       (6,385)        (3,820)        1,468
                                                                              -----------   ------------  -----------
       Net cash provided by operating activities...........................       38,630         36,394        23,330
                                                                              -----------   ------------  -----------
Cash flows from investing activities

   Acquisition of energy facilities........................................       (5,822)       (67,901)           --
   Capital expenditures....................................................      (93,646)       (42,910)      (39,415)
   Purchase of a fuel management agreement and related inventory...........           --             --        (8,871)
   Proceeds on sale of property, plant and equipment.......................           32            737         3,000
   Investment in non-consolidated partnerships.............................         (310)        (6,417)      (12,294)
   Purchase of marketable securities.......................................       (1,013)            --        (4,139)
   Sale of marketable securities...........................................        2,778             --         4,751
                                                                              -----------   ------------  -----------
       Net cash used in investing activities...............................      (97,981)      (116,491)      (56,968)
                                                                              -----------   ------------  -----------
Cash flows from financing activities

   Short-term debt, net....................................................           --            800        (4,300)
   Proceeds from long-term debt............................................       87,234        122,510        77,253
   Payments of long-term debt..............................................      (22,163)       (37,576)      (46,379)
   Dividends paid..........................................................       (1,731)        (1,722)       (1,682)
   Issuance of common stock, net...........................................        1,322           (561)        1,309
   Distribution to minority interests......................................           --         (2,350)       (4,146)
                                                                              -----------   ------------  -----------
       Net cash provided by financing activities...........................       64,662         81,101        22,055
                                                                              -----------   ------------  -----------
Cash and cash equivalents

   Increase/(decrease).....................................................        5,311          1,004       (11,583)
   At beginning of period..................................................       14,697         13,693        25,276
                                                                              -----------   ------------  -----------
   At end of period........................................................   $   20,008    $    14,697   $    13,693
                                                                              -----------   ------------  -----------
   Current.................................................................   $   15,380    $    10,074   $     8,967
   Non-current.............................................................        4,628          4,623         4,726
                                                                              -----------   ------------  -----------
   At end of period........................................................   $   20,008    $    14,697   $    13,693
                                                                              -----------   ------------  -----------

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          UNEARNED
                                                                          ADDITIONAL                    COMPENSATION   CUMULATIVE
                                                     COMMON STOCK          PAID-IN      RETAINED         RESTRICTED    TRANSLATION
                                                 SHARES        AMOUNT      CAPITAL      EARNINGS           STOCK       ADJUSTMENT
Balance, December 31, 1996                     12,010,597   $      120   $  112,836    $   28,538    $       --    $      136

   Issuance of common stock                        59,565            1        1,321            --            --            --
   Repurchase of common stock                          --           --           --            --            --            --
   Dividends                                           --           --           --        (1,682)           --            --
   Comprehensive income:

   Net earnings                                        --           --           --         5,025            --            --
   Cumulative translation adj                          --           --           --            --            --           160
     Total comprehensive income                        --           --           --            --            --            --
                                               ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1997                     12,070,162          121      114,157        31,881            --           296

   Issuance of common stock                       347,772            3        6,409            --        (5,707)           --
   Repurchase of common stock                          --           --           --            --            --            --
   Dividends                                           --           --           29        (1,722)          (29)           --
   Amortization of unearned compensation               --           --           --            --           769            --
   Comprehensive income:
   Net earnings                                        --           --           --         6,258            --            --
   Cumulative translation adj                          --           --           --            --            --        (2,298)
   Total comprehensive income                          --           --           --            --            --            --
                                               ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1998                     12,417,934          124      120,595        36,417        (4,967)       (2,002)
   Issuance of common stock                         6,828           --         (219)           --          (584)           --
   Repurchase of common stock                          --           --           --            --            --            --
   Dividends                                           --           --           --        (1,732)          (11)           --
   Amortization of unearned compensation               --           --           --           --            461            --
   Comprehensive income:

   Net earnings                                        --           --           --        11,205            --            --
   Cumulative translation adj                          --           --           --            --            --           839
     Total comprehensive income                        --           --           --            --            --            --
                                               ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 1999                     12,424,762   $      124   $  120,376    $   45,890    $   (5,101)   $   (1,163)
                                               ==========   ==========   ==========    ==========    ==========    ==========


                                                           TREASURY STOCK
                                                     SHARES         AMOUNT         TOTAL

Balance, December 31, 1996                        $  46,140      $     (960)   $  140,670

   Issuance of common stock                         (30,640)            637         1,959
   Repurchase of common stock                        30,000            (650)         (650)
   Dividends                                             --              --        (1,682)
   Comprehensive income:
   Net earnings                                          --              --
   Cumulative translation adj                            --              --
     Total comprehensive income                          --              --         5,185
                                                  ---------      ----------    ----------
Balance, December 31, 1997                           45,500            (973)      145,482

   Issuance of common stock                         (29,647)            476         1,181
   Repurchase of common stock                       129,989          (1,742)       (1,742)
   Dividends                                             --              --        (1,722)
   Amortization of unearned compensation                 --              --           769
   Comprehensive income:
   Net earnings                                          --              --            --
   Cumulative translation adj                            --              --            --
   Total comprehensive income                            --              --         3,960
                                                  ---------      ----------    ----------
Balance, December 31, 1998                          145,842          (2,239)      147,928

   Issuance of common stock                        (150,964)          2,342         1,539
   Repurchase of common stock                        14,000            (217)         (217)
   Dividends                                            792              11        (1,732)
   Amortization of unearned compensation                 --              --           461
   Comprehensive income:
   Net earnings                                          --              --            --
   Cumulative translation adj                            --              --            --
     Total comprehensive income                          --              --        12,044
                                                  ---------      ----------    ----------
Balance, December 31, 1999                        $  9,670       $     (103)   $  160,023
                                                  =========      ==========    ==========

          See accompanying notes to consolidated financial statements.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         Trigen Energy Corporation (the "Parent Company", and together with its subsidiaries, "We") develop, own and operate commercial and industrial energy systems in the United States, Canada and Mexico. We use our expertise in thermal engineering and proprietary cogeneration processes to convert fuel to various forms of thermal energy and electricity. We combine heat and power generation, producing electricity as a by-product, for use in our facilities and for sale to customers.

         Suez Lyonnaise Des Eaux, a French corporation, through its energy services affiliate Elyo, a French corporation, owns 52.8% of our common stock. We have entered into a licensing agreement with Elyo to provide us with technical assistance to construct, operate and maintain community energy systems within North America, as well as the right to use patents and licenses of Elyo in connection with the generation and distribution of electricity, chilled water and waste incineration.

         Subsequent to year end, we have entered into an agreement with Elyo in which Elyo will purchase all of the outstanding shares that it does not already own (See Note 22 of Notes to Consolidated Financial Statements).

         We have established joint ventures with electric utilities to develop and operate combined heat and power plants. Our equity share in the operating results of these joint ventures is reported in equity in earnings/(losses) of non-consolidated partnerships in the Consolidated Statements of Operations.

         A significant portion of our revenues and operating profit are subject to seasonal fluctuation due to peak heating demand in the winter and peak cooling demand in the summer.

2. SUMMARY OF ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, SFAS No. 137 was issued, which deferred the effective date of SFAS No. 133. We will adopt SFAS No. 133 effective January 1, 2001. Based on preliminary analyses, we do not expect that the future adoption of SFAS No. 133 will have a material effect on results of operations and financial condition.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. We adopted SOP 98-5 effective January 1, 1999. The effect of the adoption was an after-tax charge of $4.9 million net of a tax benefit of $3.5 million, to expense deferred organizational and start-up costs as a cumulative effect of a change in an accounting principle.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Parent Company and all wholly-and majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

         Certain reclassifications have been made to the prior years' financial statements to conform to the 1999 presentation.

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

         There is one customer whose revenues were more than 10% of total revenues in 1999. Revenues for the one customer were 11%, 12% and 13% of total revenues in 1999, 1998 and 1997, respectively. Another customer accounted for 11% and 13% of total revenues in 1998 and 1997, respectively. The one customer accounted for 6.9% of the total trade receivable balance at December 31, 1999.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include demand deposits and temporary investments in high-grade instruments with original maturities at date of purchase of three months or less.

FUEL EXPENSE AND DEFERRED FUEL

         Certain of our subsidiaries, either as a result of regulation or contractual agreements with their customers, are allowed to recover all or substantially all of their fuel costs, which is our largest expense. Certain of these subsidiaries estimate the future cost of fuel in current contract rates. Differences between the estimated fuel costs and actual fuel costs are deferred and subsequently charged to or rebated to the customer through future rate adjustments.

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

DEFERRED COSTS AND OTHER ASSETS

         Included in deferred costs and other assets are capitalized costs associated with debt financing, deferred contract costs, development projects and other non-current assets. Financing costs are capitalized and amortized over the debt term using methods that approximate the interest method. Deferred contract costs are costs incurred to complete certain energy contracts. These costs are deferred and amortized over the contract period. Costs incurred in developing energy generation facilities after the execution of a letter of intent are accumulated by project and included in the acquisition cost or as construction in process for that project.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

         Included in intangible assets are costs in excess of the net assets of acquired companies, non-compete agreements with former majority owners of acquired companies, a fuel management contract and organization costs. The costs in excess of the net assets of acquired companies is being amortized over periods not exceeding 32 years. The non-compete and fuel management agreements are being amortized over the terms of the agreements, 15 and 19 years, respectively. We continuously assess the recoverability of these intangible assets by evaluating whether the amortization of the intangible assets over the remaining lives can be recovered through expected future results. Expected future results are based on projected undiscounted operating results before the effects of intangible amortization. The amount of impairment, if any, is measured based on projected discounted future results, using a discount rate reflecting our average cost of funds.

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

INCOME TAXES

         We use the asset and liability method of accounting for income taxes following the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

ENVIRONMENTAL EXPENDITURES

         Expenditures that relate to an existing condition, which do not contribute to current or future revenue generation and expenditures incurred for environmental compliance with respect to pollution prevention and ongoing monitoring programs, are expensed as incurred. Expenditures that increase the value of the property are capitalized.

EARNINGS PER COMMON SHARE

         Following is a reconciliation of basic earnings per common share to diluted earnings per common share for the three years ended December 31, 1999 (in thousands, except per share data).

                                                                         1999                1998                1997
                                                                         ----                ----                ----
                                                                    BASIC    DILUTED    BASIC    DILUTED    BASIC    DILUTED
Earnings before extraordinary item and cumulative
 effect of a change in accounting principle........................$16,108   $16,108   $ 6,557   $ 6,557   $ 5,025   $ 5,025
                                                                   -------   -------   -------   -------   -------   -------
Average equivalent shares
   Common shares outstanding........................................12,049    12,049    12,007    12,007    12,011    12,011
   Stock options and restricted stock ..............................    --        99        --         2        --       119
                                                                   -------   -------   -------   -------   -------   -------
   Average equivalent shares .......................................12,049    12,148    12,007    12,009    12,011    12,130
       Earnings per common share...................................$  1.34   $  1.33   $   .55   $   .55   $   .42   $   .41
                                                                   =======   =======   =======   =======   =======   =======

     Certain stock options are not considered in the above computations due to the fact that they would be anti-dilutive.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   SUPPLEMENTARY INCOME INFORMATION

         Included in other income, net for the year ended December 31, 1999, is a pre-tax gain of $14.5 million related to the Grays Ferry Cogeneration Partnership litigation settlement agreement. The gain represents the market value of the share of the Partnership that we received as part of this settlement. (See Note 23 of Notes to Consolidated Financial Statements, Legal Proceedings). In addition, included in other income, net for the year ended December 31, 1999, is a pre-tax gain of $1.8 million associated with the sale of marketable securities. Included in other income, net for the year ended December 31, 1998, were pre-tax gains of $2.1 million from the sale of nitrogen oxide emission allowances and $1.7 million from an insurance settlement.

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

5.   EXTRAORDINARY ITEM

         We incurred extraordinary charges of $.3 million during 1998, net of a tax benefit of $.2 million, in connection with the early retirement of debt.

6.   ACQUISITIONS

         On January 22, 1998, we acquired all of the capital stock of Power Sources, Inc. (renamed Trigen-BioPower, Inc.), a biomass-to-energy power plant developer and operator, for a total cash investment of $44.1 million, funded from our existing credit facility. Results for Trigen-BioPower have been consolidated with our results since the date of acquisition.

         The acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based on fair market value at the date of acquisition. The excess of the purchase price over the net assets was $10.4 million and is being amortized over a period of 30 years. The fair value of the assets acquired and liabilities assumed is as follows (in thousands):

     Current assets...............................................      $  3,325
     Property, plant equipment....................................        32,265
     Intangibles..................................................        11,687
     Costs in excess of net assets acquired.......................        10,398
     Current liabilities..........................................        (2,147)
     Long-term debt...............................................        (4,290)
     Other liabilities............................................        (7,138)
                                                                         -------
         Total purchase price.....................................       $44,100
                                                                         =======


         The following unaudited pro forma summary presents the consolidated results of operations for the year ended December 31, 1998 as if the acquisition had occurred at the beginning of the year presented (in thousands, except per share data):



                                                                    1998
                                                                    ----
     Revenues...............................................      $243,531
     Earnings before extraordinary item.....................         6,627
     Diluted earnings per common share -

       Before extraordinary item............................      $    .55


                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The pro forma results included certain adjustments for depreciation expense as a result of a step up in the basis of property, plant and equipment and an increase in the remaining useful lives, amortization expense as a result of goodwill and other intangible assets and interest expense on borrowings to finance the acquisition. The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been made at the beginning of the year presented, or of results which may occur in the future.

         On September 23, 1998, we purchased an additional 48% interest in the Trigen-Nations Energy Company Limited Partnership from Nations Energy Corporation for $21.3 million. This limited partnership owns the energy production assets in service to Coors Brewing Company in Golden, Colorado. On June 22, 1999, we purchased an additional 1% of the limited partnership for $.3 million. The combined excess of purchase price over the net assets purchased was $9.6 million and is being amortized over a period not exceeding 32 years. These purchases increased our investment in Trigen-Nations Energy Company from 51% to 100%.

7.   RESTRICTED FUNDS

         Under the terms of our debt agreements, a portion of the cash of the operating subsidiaries is restricted in use, first to paying the operating costs of the respective subsidiary, then its debt service obligations, in the priority stipulated in the respective debt agreements. Restricted funds at December 31, 1999 and 1998 were (in thousands):


                                                                                1999                    1998
                                                                                ----                    ----
                                                                        CURRENT  NON-CURRENT     CURRENT  NON-CURRENT
                                                                        -------  -----------     -------  -----------
Restricted........................................................      $  8,926    $4,628       $ 8,699    $ 4,623
Unrestricted......................................................         6,454        --         1,375         --
                                                                        --------    ------       -------    -------
Cash and cash equivalents.........................................       $15,380    $4,628       $10,074    $ 4,623
                                                                         =======    ======       =======    =======



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

8.   INVENTORIES

         Inventories at December 31, 1999 and 1998 were (in thousands):


                                                                1999       1998
     Fuel..............................................        $3,079     $2,200
     Operating supplies and spare parts................         5,720      4,874
                                                               ------     ------
         Total.........................................        $8,799     $7,074
                                                               ======     ======



         At December 31, 1999, we had purchase commitments for fuel at prices discounted from the spot market and at fixed prices. The aggregate commitment under these contracts is estimated to be $14.2 million based on current spot prices. These contracts expire at varying dates from March 2000 through December 2000. We have fuel cost pass-through clauses in our rates with customers for all of these commitments.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 1999 and 1998 was (in thousands):


                                                               ESTIMATED USEFUL
                                                                LIVES (YEARS)       1999        1998
                                                                -------------       ----        ----
     Land......................................................        --         $ 10,284   $ 10,418
     Plant, machinery and equipment............................     15-35          489,995    454,854
     Buildings.................................................        40           45,440     41,556
     Furniture, fixtures and leasehold improvements............       3-5           10,624      9,225
     Construction in process...................................        --           73,969     22,147
                                                                                  --------   --------
                                                                                   630,312    538,200
     Less: Accumulated depreciation............................                   (114,472)   (95,445)
                                                                                  --------   --------
                                                                                  $515,840   $442,755
                                                                                  --------   --------




         Substantially all of our assets are pledged as collateral under our debt agreements (See Note 13 of Notes to Consolidated Financial Statements). In 1999, we recognized an asset impairment loss of $3.0 million ($1.8 million net of tax) in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This loss is the difference between the carrying value of the long-lived assets of a division of our Canadian subsidiary and the fair value of those assets based on discounted estimated future cash flows. The loss is included in depreciation expense.

10.  INTANGIBLE ASSETS

         Intangible assets at December 31, 1999 and 1998 were (in thousands):


                                                                         1999       1998
                                                                         ----       ----
     Costs in excess of net assets acquired.......................      $25,625   $ 25,545
     Non-compete agreements.......................................       21,667     21,667
     Fuel management agreement....................................        8,500      8,500
     Other .......................................................           47      3,333
                                                                        -------   --------
                                                                         55,839     59,045
     Less: Accumulated amortization...............................       (9,776)    (9,077)
                                                                        -------   --------
                                                                        $46,063    $49,968
                                                                        -------   --------



         Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $2.7 million, $2.9 million, and $1.7 million, respectively.

11.  DEFERRED COSTS AND OTHER ASSETS

         Deferred costs and other assets at December 31, 1999 and 1998 were (in thousands):


                                                               1999       1998
      Deferred financing costs.............................. $18,503    $17,890
      Less: Accumulated amortization........................ (11,152)    (9,434)
                                                             -------  ---------
                                                               7,351      8,456
      Deferred contract costs...............................  10,543      2,556
      Project development costs.............................   2,782      6,443
      Non-current receivables...............................   5,113      4,619
      Non-current inventories...............................   2,077      2,162
      Other.................................................     169        169
                                                             ------- ----------
                                                             $28,035    $24,405
                                                             ------- ----------


                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $2.2 million, $1.6 million and $1.8 million, respectively.

12.  SHORT-TERM DEBT

         United Thermal Corporation, a wholly-owned subsidiary of the Parent Company, together with its affiliated companies ("UTC"), have a $15 million revolving credit facility available (the "UTC Revolver") through June 30, 2000, and, upon approval of the lender, for additional one year periods thereafter. The UTC Revolver is secured pro rata with the UTC Term Loan (See Note 13 of the Notes to Consolidated Financial Statements). UTC is required to have 60 consecutive days each year with no outstanding borrowings under the UTC Revolver. UTC has several interest rate options under the UTC Revolver including LIBOR. The balance outstanding under this facility at December 31, 1999 and 1998 was $15 million, and the average rate on this borrowing was 6.4% in 1999 and 6.5% in 1998. The effective rate at December 31, 1999 was 7.3%.

13.  LONG-TERM DEBT

         Long-term debt outstanding at December 31, 1999 and 1998 was (in thousands):


                                                                     1999       1998
                                                                     ----       ----
     1997 credit facility (a)................................      $193,000   $128,000
     UTC term loan (b).......................................        41,641     50,441
     Nassau term loan (c)....................................        37,221     41,664
     Nassau bonds (c)........................................        14,350     14,350
     Trenton bonds (d).......................................        33,175     34,625
     Oklahoma term loan (e)..................................        14,929     16,311
     Oklahoma bonds (e)......................................         4,920      4,920
     Trigen Energy Canada term loan (f)......................        18,549     18,272
     Trigen-BioPower credit facility (g).....................         4,344      1,500
     Trigen-BioPower bonds (h)...............................        14,100        ---
     Subordinated debt (i)...................................        50,000     50,000
                                                                  ---------  ---------
     ........................................................       426,229    360,083
     Less: Current portion included above....................       (19,474)   (16,398)
                                                                  ---------  ---------
                                                                   $406,755   $343,685
                                                                  ---------  ---------


(a) On April 4, 1997, we entered into a $160.0 million revolving credit agreement with several banks. This facility was used to repay indebtedness outstanding under a $62.5 million credit facility entered into in 1995. The $160.0 million facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at our option, at an annual rate equal to the base rate or the LIBOR rate plus3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus1/2%. On June 10, 1997, we amended the $160.0 million credit agreement by reducing the facility to $125.0 million and entered into a $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended annually at the option of the banks. The terms and conditions of both facilities are the same. On September 23, 1998, the $125.0 million three year facility was increased by $35.75 million and the initial period was increased by one year. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate. The average effective rate on the facility was 6.0% in 1999 and the rate at December 31, 1999 was 7.2%.

(b) The UTC term loan and the UTC Revolver (Note 12) (together the "UTC Debt") are secured by all the assets and revenues of UTC. The Parent Company has guaranteed the UTC Debt in an amount which is limited, except for liabilities of UTC arising from environmental matters, to the lesser of $31.7 million and one-third of the UTC Debt commitments.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Interest on the UTC term loan is at variable rates based on LIBOR. The average effective rate was 7.3% in 1999, 7.8% in 1998 and 7.3% in 1997. The rate at December 31, 1999 was 8.1%. UTC has purchased interest rate protection agreements (See Note 14 of Notes to Consolidated Financial Statements). Principal repayments commenced in June 1994, with final maturity in September 2004.

(c) Interest on the Nassau term loan is at variable rates based on LIBOR. The average effective rate was 6.4% in 1999, 6.8% in 1998 and 6.7% in 1997. At December 31, 1999, the effective rate was 7.2%. Principal repayments commenced in June 1992, with final maturity in December 2003.

     The Nassau bonds were issued by the Town of Hempstead Industrial Development Authority. In February 1998, the Nassau bonds were refinanced as variable rate demand tax-exempt industrial development bonds. A bank has issued a letter of credit in favor of the bondholders in the event of default. Interest is variable, and the average effective rate was 3.2% in 1999.

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

(d) The Trenton bonds were issued by the New Jersey Economic Development Authority, and are payable solely from revenues and other funds pledged by Trigen-Trenton Energy Company, L.P., a majority-owned subsidiary of the Parent Company. The bonds require annual sinking fund payments that began December 1993 with final maturity in December 2010. The interest rates were fixed to maturity at 6.1%-6.2% on $34.6 million of the bonds (the tax-exempt portion).

(e) Interest on the Oklahoma term loan is at variable rates based on LIBOR. The average effective rate was 6.6% in 1999, 7.0% in 1998 and 7.1% in 1997. The rate at December 31, 1999, was 7.0%. Principal repayments commenced in December 1994, with final maturity in September 2007.

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

(f) Interest on the term loan for Trigen Energy Canada Inc., a wholly owned subsidiary of the Parent Company, ("Trigen-Canada") was at variable rates during 1999 based on Canadian bankers' acceptances. The average effective rate was 6.3% in 1999, 5.39% in 1998 and 4.6% in 1997. At December 31,
     1997, Trigen-Canada entered into an interest rate swap agreement fixing the rate on the outstanding principal amount (See Note 14 of Notes to Consolidated Financial Statements). The rate at December 31, 1999 was 5.3%. The term loan is secured by the assets of Trigen-Canada, with limited recourse to the Parent Company in the event of any shortfall in debt service payments by Trigen-Canada.

(g) Trigen-BioPower ("BioPower") secured revolving credit facility is without recourse to the Parent Company. All the assets of BioPower, a wholly owned subsidiary of the Parent Company are pledged to secure the loan. The facility requires BioPower to meet certain financial tests and contains restrictions. The average effective rate was 7.63% for 1999 and 7.03% for 1998. The effective rate at December 31, 1999 was 8.13% and 7.03% in 1998.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Trigen-BioPower bonds were issued by the Development Authority of St. Mary's (Georgia) as variable rate demand tax-exempt pollution control revenue bonds. A bank has issued a letter of credit in favor of the bondholders in the event of default. Interest is variable, and the average effective rate was 3.68%. The Parent Company has guaranteed this debt.

(i) On December 30, 1998, we borrowed from an affiliate, Cofreth American Corporation, $50.0 million for acquisitions and project development. The $50.0 million was initially used to partially pay down the Corporate facility. The $50.0 million is subordinate and junior in right of payment to all other debt. The subordinated debt may be redeemed in whole or in part at the option of Cofreth American Corporation with the net proceeds of an equity sale by the Company. The debt matures on December 31, 2010 and the interest rate is 7.38%.

         Our debt agreements limit or restrict cash payments, the payment of dividends, capital expenditures, incurrence of new debt and transactions with affiliates. At December 31, 1999, we were in compliance with all covenants contained in our debt agreements (See Note 23 of Notes to Consolidated Financial Statements for default information related to Grays Ferry Cogeneration Partnership).

       Maturities of long-term debt for the next five years are as follows (in thousands):

       2000.....................................................   $ 19,474
       2001.....................................................    215,742
       2002.....................................................     19,289
       2003.....................................................     37,319
       2004.....................................................     12,734



         Based upon the debt balances at December 31, 1999, a change in the LIBOR rate of .25% would have a corresponding change in interest expense of approximately $.8 million per year when three-month LIBOR is under 6.0% ranging to approximately $.7 million per year when three-month LIBOR is over 7.5%.

Three-month LIBOR at December 31, 1999 was 6.00125%.

         Cash paid for interest was $23.8 million, $21.0 million and $17.3 million in 1999, 1998 and 1997, respectively.

14.  FINANCIAL INSTRUMENTS

         The estimated fair value of long term debt approximates carrying value at December 31, 1999. The fair value of receivables, payables and short-term debt approximates carrying value at December 31, 1999 due to the short-term maturity of these instruments.

         As of December 31, 1999, we had outstanding interest rate swap, cap and collar agreements related to $39.4 million of debt outstanding, with an average fixed interest rate of 6.2% and an average remaining life of 5 years. The fair value of the swap, cap and collar agreements was a receivable of $1.5 million.

         In addition to the letters of credit issued with respect to the Nassau, BioPower and Oklahoma bonds (See Note 13 of Notes to Consolidated Financial Statements), we had outstanding a contingent liability for letters of credit of $7.9 million at December 31, 1999.

15.  LEASES

         We have entered into various leasing arrangements for office space, land and equipment. These arrangements are accounted for as operating leases.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year at December 31, 1999 are (in thousands):

     2000................................................    $ 3,289
     2001................................................      3,007
     2002................................................      2,568
     2003................................................      2,399
     2004................................................      1,905
     Thereafter..........................................     14,670
                                                             -------
     Total minimum payments..............................    $27,838
                                                             =======



         Excluded from the above future minimum rental payments are two operating leases, one for a term of 25 years and the other for 99 years. The 25-year lease is for land, facilities and equipment and the 99-year lease is for land. The current annual rental payments for these leases are $1.0 million and the total remaining commitments at December 31, 1999 are estimated to be $27.5 million.

         Rental expense was $4.4 million in 1999, $4.2 million in 1998 and $3.7 million in 1997.

16.  STOCK OPTIONS

         Our stock incentive plan provides for the granting of stock options, stock appreciation rights, performance shares, restricted stock and other stock awards to officers and key employees and stock options to non-employee directors. In 1997, shareholders approved an increase in the number of shares of common stock that may be issued under the stock incentive plan to 2,000,000 shares.

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

         During 1998, we reviewed the stock option program and approved an option exchange program covering 291,100 outstanding stock options which were granted under the 1997 stock-based compensation program with stock exercise prices greater than $14.00 per share. This exchange program provided that all eligible management had the right to exchange existing options with strike prices greater than $14.00 for new options with a strike price of $14.00.

Information relating to stock options granted during 1999, 1998 and 1997 is summarized as follows:


                                                          NUMBER OF       AVERAGE
                                                           SHARES     EXERCISE PRICE
                                                           ------     --------------
Outstanding December 31, 1996.........................      564,060        $17.05
   Granted............................................      371,500         21.37
   Exercised..........................................      (24,740)        17.08
   Canceled...........................................      (43,290)        18.34
                                                            -------
Balance December 31, 1997.............................      867,530         18.83
   Granted............................................       38,100         13.84
   Exercised..........................................         (730)        15.75
   Canceled...........................................      (95,990)        19.05
                                                           --------
Balance December 31, 1998.............................      808,910         18.57
   Granted............................................      105,600         16.30
   Exercised..........................................       (4,200)        13.58
   Canceled...........................................      (70,100)        18.94
                                                            -------
Balance December 31, 1999.............................      840,210         18.11
                                                            -------


                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information about stock options outstanding at December 31, 1999.



                                        OUTSTANDING                        EXERCISABLE
                                        -----------                        -----------
         RANGE OF                       AVERAGE       AVERAGE                         AVERAGE
      EXERCISE PRICES      OPTIONS      LIFE(a)    EXERCISE PRICE     OPTIONS     EXERCISE PRICE
      ---------------      -------      -------    --------------     -------     --------------
      $10.63 - $19.75      770,210        8.4         $15.98          474,550        $15.50

       19.94  -  24.00      52,500        7.4          21.66           35,000         21.43
       24.38  -  27.75      17,500        8.0          25.43            7,000         26.18
                           -------        ---         ------          -------        ------
            Total          840,210        8.1         $18.11          516,550        $16.05
                           -------        ---         ------          -------        ------


---------
(a)  Average contractual life remaining in years.

         We apply APB 25 in accounting for our stock option plan. Accordingly, compensation expense would be recorded on the date of grant only if the current market price of our common stock exceeded the exercise price. Had compensation expense for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with SFAS No. 123, net earnings would have decreased by $.6 million ($.05 per common share) and $.6 million ($.05 per common share) in 1999 and 1998, respectively.

         The fair value of each option was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: risk free interest rates of 5.7 % and 5.3% for 1999 and 1998, respectively; annual dividend yields of 1.22% for 1999 and 1998; expected option life of 8.1 years for 1999 and 8 years for 1998; and volatility of 41% and 37% for 1999 and 1998, respectively. The weighted average fair value of an option granted during 1999 and 1998 was $8.15 and $6.33 per share, respectively.

         Pursuant to the terms of the Merger Agreement (See Note 22 of Notes to Consolidated Financial Statements) all options to acquire Trigen's stock will be cancelled. Each holder of an option will receive an amount in cash equal to the excess, if any, of the merger consideration over the per share exercise price of such option without interest.

         In connection with the employee stock purchase plan, we allocated 200,000 shares of common stock for purchases pursuant to such plan. On September 9, 1999, we amended the 1994 Stock Purchase Plan to increase the number of shares of stock available thereunder from 200,000 to 400,000. The amendment is subject to approval by our stockholders. Stock purchased in 1999, 1998 and 1997 pursuant to the employee stock purchase plan was 63,367, 46,050 and 32,028 shares, respectively. The acquisition price of the stock is 85% of the lower of the closing market price on the first and last day of the six-month purchase period.

RESTRICTED STOCK

         We launched a long-term restricted stock-based compensation program in 1997. The program's primary objective is to focus management on increasing shareholder value. The program has two components: (a) stock ownership goals; and (b) a restricted share award. The restricted shares, which have a life cycle of eight years, will remain restricted until we announce accumulated basic Earnings per Share over four consecutive fiscal quarters of $2.08. This earnings target represents a doubling of our 1996 Earnings per Share figure. In addition to the earnings target, the shares are also restricted from vesting unless the participant achieves his/her prescribed stock ownership levels. Each participant has been provided with a stock ownership target. The stock ownership targets are stated as a percentage of the participant's restricted share award and the percentages are progressive based on the increase in role and responsibility.

         During 1999, we granted 32,400 restricted shares to certain employees. Deferred compensation based on the market price of the stock on the date of the grants totaling $.7 million was recorded in 1999. 5,525 restricted shares were canceled in 1999 due to employees leaving the Company, resulting in a reduction in unearned compensation of $.1 million. We are amortizing unearned compensation into earnings over the vesting period of eight years.

         Pursuant to the terms of the Merger Agreement (See Note 22 of Notes to Consolidated Financial Statements), these shares of restricted stock will be cancelled and each holder will, promptly after the effective time of the merger, receive, for each share of restricted stock, an amount of cash equal to one-fourth of the merger consideration.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  RETIREMENT PLANS

         We sponsor a 401(k) Plan which allows participants to make contributions pursuant to Section 401(k) of the Internal Revenue Code. We match employee contributions in varying percentages according to a schedule up to an annual maximum employer contribution of approximately $1,290 per employee. Employees vest immediately in both employee and employer contributions. Employer contributions to the 401(k) Plan were $1.1 million (including the cost of 47,646 shares of our common stock), $1.0 million (including the cost of 21,576 shares of our common stock), and $1.1 million (including the cost of 23,902 shares of our common stock) in 1999, 1998 and 1997, respectively. Effective January 1, 1995, the 401(k) Plan was open to all of our employees excluding certain employees covered by other retirement plans.

         Benefits payable under a defined benefit plan were frozen as of December 31, 1994 pending vesting and distribution to participants. Benefits under the plan are based primarily on salary during the term of employment and length of service. Pension expense was $42,000, $39,000 and $316,000 in 1999, 1998 and 1997, respectively. Our net obligation under the plan at December 31, 1998 was not significant.

18.  INCOME TAXES

         The provision for income taxes was (in thousands):


                                    1999                           1998                            1997
                                    ----                           ----                            ----
                        CURRENT   DEFERRED   TOTAL     CURRENT   DEFERRED  TOTAL       CURRENT   DEFERRED    TOTAL
                        -------   --------   -----     -------   --------  -----       -------   --------    -----

State/Local              $1,821   $  803  $ 2,624      $1,147    $  106    $1,253       $  738       $ 45    $  783
U.S. Federal & foreign    5,023    3,733    8,756       1,604     1,718     3,322        1,890        818     2,708
                                                       ------   -------    ------       ------       ----    ------
Total                    $6,844   $4,536  $11,380      $2,751    $1,824    $4,575       $2,628       $863    $3,491
                         ======   ======  =======      ======    ======    ======       ======       ====    ======



The tax effects of temporary differences that give rise to deferred tax liabilities and assets at December 31, 1999 and 1998 are (in thousands):


                                                                               1999       1998
                                                                               ----       ----
   Deferred income tax liabilities
     Property, plant and equipment......................................      $53,062   $45,019
                                                                              -------   -------
   Deferred income tax assets
     AMT credit carryforwards...........................................        5,848     4,779
     Tax loss carryforwards.............................................        2,344     1,202
     Environmental costs................................................          832       832
     Revenue and receivable allowances..................................          274        23
     Other, net.........................................................        5,447     2,626
                                                                              -------   -------
   Gross deferred income tax assets.....................................       14,745     9,462
   Valuation allowances.................................................         (526)     (443)
                                                                              -------   -------
   Net deferred income tax assets.......................................       14,219     9,019
                                                                              -------   -------
   Net deferred income tax liability....................................      $38,843   $36,000
                                                                              =======   =======



         Net current deferred income tax assets of $5.5 million and $3.4 million at December 31, 1999 and 1998, respectively, are included in prepaid expenses and other current assets, net in the Consolidated Balance Sheet.

         At December 31, 1999, a loss carryforward of $2.9 million was available to offset Canadian taxable income expiring $.7 million in 2003, $.9 million in 2004, $.8 million in 2005 and $.6 million in 2006. At December 31, 1999, an alternative minimum tax credit carryforward of $5.8 million was available to offset future U.S. regular income taxes, if any, over an indefinite period. Valuation allowances were primarily for tax loss carryforwards in state and local jurisdictions that may expire before being used. We believe that it is more likely than not that we will generate taxable income sufficient to realize the loss carryforwards prior to their expiration. This belief is based upon projected taxable income and available tax planning strategies.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of tax at the U.S. statutory rate to the effective income tax rate follows:


                                                                      1999     1998   1997
                                                                      ----     ----   ----
     Tax at U.S. statutory rate.................................     35.0%    35.0%   35.0%
     State/local income taxes, net of Federal benefit...........      6.2      7.6     6.2
     Taxes related to foreign operations........................     (1.8)    (1.1)   (1.3)
     (Increase)/decrease in valuation allowances................       .3       .3     1.6
     Other items, net...........................................      1.7      (.7)    (.5)
                                                                    -----     ----    ----
     Income taxes...............................................     41.4%    41.1%   41.0%
                                                                    =====     ====    ====



         We made income tax payments of $5.9 million, $2.2 million and $2.2 million in 1999, 1998 and 1997, respectively. Taxes on receipts or capital, imposed by some jurisdictions in lieu of taxes on income are included in general and administrative expenses. These taxes were $1.3 million, $.7 million and $.8 million in 1999, 1998 and 1997, respectively.

19.  EQUITY INVESTMENT IN GRAYS FERRY COGENERATION PARTNERSHIP

         As of December 31, 1999, we had an investment of $39.3 million in the Grays Ferry Cogeneration Partnership (the "Partnership"), representing a one-half interest in the Partnership through our wholly owned subsidiary Trigen-Schuylkill Cogeneration, which is accounted for under the equity method. Cogen America Schuylkill Inc. owns the other one-half interest in the Partnership. We derive a significant portion of our income from the Partnership. Included in our revenues for the year ended December 31, 1999 was our pre-tax share of the Partnership earnings of $8.1 million and fees earned from the Partnership of $3.1 million. The summarized financial information presented below as of December 31, 1999 represents an aggregation of 100% of the Partnership (in thousands).


                                                                      1999
                                                                      ----
     CONDENSED INCOME STATEMENT INFORMATION:
     Revenues..................................................     $78,671
     Gross profit..............................................      29,632
     Net income................................................      16,647

     CONDENSED BALANCE SHEET INFORMATION:
     Current assets............................................     $28,328
     Non-current assets........................................     145,376
     Current liabilities.......................................     106,320
     Partners' Capital.........................................      67,384


                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                       FOR THE QUARTER (a)
                                                                       -------------------
                                                        MARCH 31        JUNE 30        SEPT. 30        DEC. 31
                                                        --------        -------        --------        -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
   Revenues........................................      $85,429         $60,886        $57,737        $76,368
   Operating income................................       16,885           7,628          5,996          9,042
   Earnings (losses) before cumulative effect
    of a change in accounting principle............        6,129           9,350         (1,012)         1,641
   Cumulative effect of a change in accounting
    principle (b)..................................       (4,903)             --             --             --
   Net earnings (losses)...........................        1,226           9,350         (1,012)         1,641
   Basic earnings per common share
     Before cumulative effect of a change in

      accounting principle.........................          .51             .78           (.09)           .14
     Cumulative effect of a change in
      accounting principle.........................         (.41)             --             --             --
                                                         -------         -------        -------        -------
     Net earnings (losses).........................          .10             .78           (.09)           .14
                                                         -------         -------        -------        -------
   Diluted earnings per common share
     Before cumulative effect of a change in
      accounting principle.........................          .51             .78           (.09)           .13
     Cumulative effect of a change in
      accounting principle.........................         (.41)             --             --             --
                                                         -------         -------        -------        -------
     Net earnings (losses).........................          .10             .78           (.09)           .13
                                                         -------         -------        -------        -------
1998
   Revenues........................................      $74,912         $50,794        $50,839        $65,849
   Operating income................................       15,806           2,272          3,201         10,544
   Earnings (losses) before extraordinary item.....        5,448             (13)        (1,888)         3,010
   Extraordinary loss (c)..........................         (299)             --             --             --
   Net earnings (losses)...........................        5,149             (13)        (1,888)         3,010
   Basic earnings per common share
     Before extraordinary item.....................          .45              --           (.15)           .25
     Extraordinary loss............................         (.03)             --             --             --
                                                         -------         -------        -------        -------
     Net earnings (losses).........................          .42              --           (.15)           .25
                                                         -------         -------        -------        -------
   Diluted earnings per common share

     Before extraordinary item.....................          .45              --           (.15)           .25
     Extraordinary loss............................         (.03)             --             --             --
                                                         -------         -------        -------        -------
     Net earnings (losses).........................          .42              --           (.15)           .25
                                                         -------         -------        -------        -------
1997
   Revenues........................................      $83,521         $48,107        $43,024        $65,999
   Operating income................................       16,803           2,056           (505)        10,389
   Net earnings (losses)...........................        7,087          (1,736)        (3,796)         3,470
   Basic earnings per common share.................          .59            (.14)          (.32)           .29
   Diluted earnings per common share...............          .58            (.14)          (.31)           .28
                                                     -----------     ------------   -----------    -----------



----------

(a) As of January 1, 1998, we changed our accounting policy for interim reporting for certain operating costs from an average costing method to an actual costing method. We believe that use of an actual costing methodology better reflects the results of our operations and conforms internal and external reporting of such results. This change effects interim quarterly reporting only and has no effect on an annual basis for the years ended December 31, 1999, 1998 and 1997 or on any prior years. The amounts presented above for 1998 and 1997 have been restated to reflect this change in accounting policy.

(b) Reflects an after-tax charge of $4.9 million related to the adoption of SOP 98-5 "Reporting on the costs of Start-Up Activities" which was recorded as a cumulative effect of a change in accounting principle. See
      Note 4 of Notes to Consolidated Financial Statements.

(c) Represents extraordinary losses of $.3 million, net of a $.2 million tax benefit, incurred in 1998, in connection with the early retirement of debt.

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  CONTINGENCIES

         We are subject from time to time to legal proceedings and other claims that arise in the normal course of business, and we believe, except as set forth in Note 23 of Notes to Consolidated Financial Statements, that the outcome of these matters will not have a material adverse effect on our results of operations or financial condition.

22.  SUBSEQUENT EVENT

         On January 19, 2000, Trigen and Elyo, an energy subsidiary of the Suez Lyonnaise des Eaux Group, jointly announced that they have entered into a definitive merger agreement for Elyo to purchase all of the outstanding shares of Trigen it does not already own for $23.50 a share in cash. Elyo's subsidiaries currently own approximately 53% of Trigen common stock. On March 27, 2000, Elyo announced the completion of the tender offer. As of that date, Elyo had beneficial ownership of aproximately 96% of Trigen's common stock.

23.  LEGAL PROCEEDINGS

OKLAHOMA LITIGATION

         In September 1996, our subsidiary, Trigen-Oklahoma City Energy Corporation ("Trigen-Oklahoma City"), commenced an antitrust action in Federal District Court in Oklahoma City seeking injunctions and actual, treble and punitive damages from a local utility, Oklahoma Gas and Electric Company ("OG&E"), based on alleged anti-competitive actions against Trigen-Oklahoma City Energy Corporation by OG&E. Trigen-Oklahoma City's antitrust action went to trial in 1998 and on December 21, 1998, the jury returned a verdict in favor of Trigen. On January 19, 1999, the Court entered a judgment in favor of Trigen in the amount of $27.8 million. On January 25, 2000 the court decided post-trial motions to vacate or modify the judgment reducing the judgment to $20.6 million. OG&E has filed an appeal to the Tenth Circuit Court of Appeals and has posted a bond in order to stay enforcement of the judgment pending appeal. Trigen has filed a cross-appeal. Trigen's separate motion for attorney's fees (seeking approximately $3 million) is pending but OG&E has requested that the court postpone a hearing on that motion until the appeals are decided by the Circuit Court. We have not recognized any gain with respect to this matter because we cannot predict the final outcome.

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

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         On February 22, 2000, counsel for ELYO and the plaintiffs reached an agreement to settle this lawsuit, subject to court approval. The settlement does not require any payment to the plaintiffs from the Company or its directors. Accordingly, we have not recognized any loss or expense (other than defense costs and certain costs of providing Notice of settlement to the Class members) with respect to this matter, although we cannot predict the final outcome. The parties are in the process of submitting this settlement to the Court of Chancery of the State of Delaware for approval.

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


                                                                      SCHEDULE I

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)
                                                                                             1999            1998
                                                                                             ----            -----
Assets
   Cash and cash equivalents........................................................    $       563     $       541
   Other current assets.............................................................          1,119           2,798
   Property, plant and equipment, net...............................................          5,978          12,148
   Deferred costs and other assets, net.............................................          4,449           4,333
   Investments in and amounts due from subsidiaries, net............................        402,547         314,448
                                                                                          ---------       ---------
     Total assets...................................................................       $414,656        $334,268
                                                                                           ========        ========
Liabilities and Stockholders' Equity
   Short-term debt..................................................................  $         ---   $         ---
   Long-term debt...................................................................        243,000         178,000
   Other liabilities................................................................         11,633           8,340
                                                                                         ----------      ----------
     Total liabilities..............................................................        254,633         186,340
Stockholders' equity:
   Preferred stock..................................................................            ---             ---
   Common stock.....................................................................            124             124
   Additional paid-in capital.......................................................        120,376         120,595
   Retained earnings................................................................         45,890          36,417
   Unearned compensation - restricted stock.........................................         (5,101)         (4,967)
   Cumulative translation adjustment................................................         (1,163)         (2,002)
   Treasury stock, at cost..........................................................           (103)         (2,239)
                                                                                        -----------     -----------
     Total stockholders' equity.....................................................        160,023         147,928
                                                                                          ---------       ---------
     Total liabilities and stockholders' equity.....................................       $414,656        $334,268
                                                                                           ========        ========


            See accompanying notes to condensed financial statements.

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                       1999        1998          1997
                                                                                       -----       -----         -----
Revenues
   Management fees and costs recovered from subsidiaries........................      $14,774      $11,806      $12,472
   Other revenues...............................................................        6,480          ---          ---
   Interest income from subsidiaries............................................        8,914        7,048        2,276
                                                                                     --------     --------     --------
     Total revenues.............................................................       30,168       18,854       14,748
Costs and expenses
   Production and operating costs...............................................        6,480          ---          ---
   General and administrative...................................................       20,429       19,248       15,555
   Interest expense.............................................................       13,691        9,081        3,247
   Other (income) expense, net..................................................       (1,223)          90       (1,034)
                                                                                     --------     --------     --------
     Total costs and expenses...................................................       39,377       28,419       17,768
                                                                                     --------     --------     --------
Loss before income tax benefit, equity in earnings of subsidiaries,
   extraordinary item and cumulative effect of a change in accounting principle.       (9,209)      (9,565)      (3,020)
Income tax benefit..............................................................        3,223        3,452        1,057
Equity in earnings of subsidiaries, net.........................................       22,094       12,670        6,988
                                                                                     --------     --------     --------
Earnings before extraordinary item and cumulative effect of a change
  in accounting principle.......................................................       16,108        6,557        5,025
Extraordinary loss from extinguishment of subsidiaries' debt, net of subsidiaries'
   income tax benefits..........................................................          ---         (299)         ---
Cumulative effect of a change in accounting principle, net of subsidiaries'
   income tax benefits                                                                 (4,903)         ---          ---
                                                                                     --------     --------     --------
     Net earnings                                                                    $ 11,205     $  6,258     $  5,025
                                                                                     ========     ========     ========


            See accompanying notes to condensed financial statements.

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                   1999         1998         1997
                                                                                   ----         ----         -----
Cash flows from operating activities
   Net earnings............................................................    $  11,205     $  6,258      $  5,025
   Reconciliation of net earnings to cash provided by operating activities:
     Equity in earnings of subsidiaries....................................       (22,094)    (12,670)       (6,988)
     Dividends received from subsidiaries..................................          470          ---           ---
     Cumulative effect of a change in accounting principle.................         4,903         ---           ---
     Gain on sale of marketable securities.................................       (1,765)         ---          (612)
     Extraordinary item....................................................          ---          299            --
     Other, net............................................................        5,479        1,805        (1,417)
                                                                               ---------    ---------     ---------
       Net cash used in operating activities...............................       (1,802)      (4,308)       (3,992)
                                                                               ---------    ---------     ---------
Cash flows from investing activities
   Capital expenditures....................................................         (962)        (441)         (992)
   Purchase of a fuel management agreement and related inventory...........          ---          ---        (8,871)
   Acquisition of energy facilities........................................       (5,822)     (67,901)          ---
   Investments in and advances to subsidiaries, net........................      (57,438)     (22,011)      (20,041)
   Investment in non-consolidated partnerships.............................         (310)      (6,417)      (12,294)
   Purchase of marketable securities.......................................       (1,013)         ---       (4,139)
   Sale of marketable securities...........................................        2,778          ---        4,751
                                                                               ---------    ---------     ---------
       Net cash used in investing activities...............................      (62,767)     (96,770)      (41,586)
                                                                               ---------    ---------     ---------
Cash flows from financing activities
   Short-term debt, net....................................................          ---          ---        (5,000)
   Proceeds of long-term debt..............................................       66,000      107,000        45,500
   Payments of long-term debt..............................................       (1,000)      (3,500)          ---
   Dividends paid..........................................................       (1,731)      (1,722)       (1,682)
   Issuance of common stock, net...........................................        1,322       (  561)        1,309
                                                                               ---------    ---------     ---------
       Net cash provided by financing activities...........................       64,591      101,217        40,127
                                                                               ---------    ---------     ---------
Cash and cash equivalents..................................................
   Increase/(decrease).....................................................           22          139        (5,451)
   At beginning of year....................................................          541          402         5,853
                                                                               ---------    ---------     ---------
   At end of year..........................................................    $     563    $     541     $     402
                                                                               =========    =========     =========


            See accompanying notes to condensed financial statements.

                   TRIGEN ENERGY CORPORATION (PARENT COMPANY)

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(1)  TRIGEN ENERGY CORPORATION (PARENT COMPANY) FINANCIAL STATEMENTS

         The accompanying condensed financial information has been prepared in accordance with Regulation S-X of the Securities Act of 1933 and does not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles since the user of these statements is assumed to read them in conjunction with Trigen Energy Corporation's consolidated financial statements and the notes thereto for the year ended December 31, 1999 included elsewhere in this document.

(2)  TRANSACTIONS WITH SUBSIDIARIES

         The Parent Company derives cash from management fees and costs recovered from its subsidiaries, distributions by its subsidiaries and, at times, repayment to the Parent Company from proceeds of long-term financing obtained by the subsidiaries for funds previously advanced to subsidiaries for construction in advance of obtaining permanent financing. Certain subsidiaries have restrictive debt agreements which generally permit distributions to the Parent Company only when certain ratios and other financial covenants are satisfied. Cash available to the Parent Company without restrictions as to use, including amounts distributable by subsidiaries was $6.5 million at December 31, 1999, and $1.4 million at December 31, 1998.

(3)  DEBT

         On April 4, 1997, the Parent Company entered into a $160.0 million revolving credit agreement with several banks. This facility was used to repay indebtedness outstanding under a $62.5 million credit facility entered into in 1995. The $160.0 million facility is for an initial period of three years and may be extended by a total of two one-year periods. Borrowings under the facility bear interest, at the Parent Company's option, at an annual rate equal to the base rate or the LIBOR rate plus 3/4%. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate plus 1/2%. On June 10, 1997, the Parent Company amended the $160.0 million credit agreement by reducing the facility to $125.0 million and entered into a new $35.0 million revolving credit facility with the same group of banks. The new facility is for an initial 364-day period and may be extended annually at the option of the banks. The terms and conditions of both facilities are the same. On September 23, 1998, the $125.0 million three year facility was increased by $35.75 million and the initial period was increased by one year. The base rate is the higher of the prime lending rate or the Federal Reserve reported Federal funds rate. The average effective rate on the facility was 6.0% in 1999 and the rate at December 31, 1999 was 7.2%.

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

                                                                     SCHEDULE II

                   TRIGEN ENERGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                      BALANCE AT   CHARGED TO                   BALANCE
                                                                       BEGINNING    COSTS AND                   AT END
DESCRIPTION                                                             OF YEAR     EXPENSES    DEDUCTIONS      OF YEAR
-----------                                                             -------     --------    ----------      -------
Year ended December 31, 1997:
   Allowance for doubtful accounts..............................          $1,128       331         (385)        $1,074
Year ended December 31, 1998:
   Allowance for doubtful accounts..............................          $1,074       317         (204)        $1,187
Year ended December 31, 1999:
   Allowance for doubtful accounts..............................          $1,187       725         (646)        $1,266


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                            TRIGEN ENERGY CORPORATION

                            By:  /s/  Richard E. Kessel
                                 Richard E. Kessel
                                 President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.


         SIGNATURE                                   TITLE
  /s/  RICHARD E. KESSEL
-------------------------------          Director, President and Chief  Executive Officer
Richard E. Kessel                        (Principal Executive Officer)

  /s/  MARTIN S. STONE                   Vice President-Finance, Chief Financial Officer
-------------------------------
Martin S. Stone

  /s/  DANIEL J. SAMELA                  Controller (Principal Accounting Officer)
-------------------------------
Daniel J. SAMELA

                                         Director and Chairman of the Board
-------------------------------
Christine Morin-Postel

  /s/  GEORGE F. KEANE                   Director
-------------------------------
George F. Keane
                                         Director
-------------------------------
Dominique Mangin d'Ouince

  /s/  OLIVIER DEGOS                     Director
-------------------------------
Olivier Degos

  /s/  MICHEL BLEITRACH                  Director
-------------------------------
Michel Bleitrach
                                         Director
-------------------------------
Philippe Brongniart
                                         Director
-------------------------------
Patrick Buffet

 /s/  CHARLES E. BAYLESS                 Director
-------------------------------
Charles E. Bayless


                            TRIGEN ENERGY CORPORATION

                                INDEX OF EXHIBITS


EXHIBIT    DESCRIPTION

2.1**    Stock Purchase Agreement, dated December 9, 1997, between Canal
         Industries, Inc. and ChemFirst Inc. as Sellers, and Trigen Energy
         Corporation, as Buyer (Form 8-K Current Report dated January 27, 1998.)

2.2**    Final Settlement Decree and Order of the Pennsylvania Court of Common
         Pleas Philadelphia County, dated April 23, 1999. (Form 8-K Current
         Report   dated April 26, 1999)

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

4.9**    Amendment No. 1 dated as of June 10, 1997 to the Revolving Credit
         Facility dated as of April 4, 1997 among Trigen Energy Corporation,
         Societe Generale and the banks listed on the signature pages thereof.
         (Form 10-K Annual Report for 1998)

4.10**   Amendment No. 1 dated as of September 22, 1998 to the 364-Day Revolving
         Credit Facility dated as of June 10, 1997 among Trigen Energy
         Corporation, Societe Generale and the banks listed on the signature pages thereof. (Form 10-K Annual Report for 1998)

4.11**   Amendment No. 2 dated as of November 6, 1997 to the Revolving Credit
         Facility dated as of April 4, 1997 among Trigen Energy Corporation,
         Societe Generale and the Banks listed on the signature pages thereof.
         (Form 10-K Annual Report for 1998)

4.12**   Amendment No. 3 dated as of September 22, 1998 to the Revolving Credit
         Facility dated as of April 4, 1997 among Trigen Energy Corporation,
         Societe Generale and the Banks listed on the signature pages thereof.
         (Form 10-K Annual Report for 1998)



4.13**   Unsecured Subordinated Redeemable Term Note for $50,000,000 dated as of
         December 30, 1998 between Trigen Energy Corporation and Cofreth
         American Corporation. (Form 10-K Annual Report for 1998)

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

10.32** Form of Employment Agreement, dated as of March 1, 1995, between Trigen and James F. Lowry. (Form 10-K Annual Report for 1998)

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

10.35**  Agreement and Plan of Merger dated as of January 19, 2000 among Elyo, T
         Acquisition Corp. and the Company (Form 8-K Current Report dated
         January 24, 2000)

10.36**  Tender and Voting Agreement between Elyo, T Acquisition Corp., George
         F. Keane, Charles E. Bayless, et al. (Form 8-K Current Report dated
         January 24, 2000)



10.37**  Letter Agreement among Elyo and Thomas R. Casten dated January 19, 2000
         (Form 8-K Current Report dated January 24, 2000)

10.38**  Separation Agreement and Release, dated as of January 19, 2000 between
         Trigen Energy Corporation and Thomas R. Casten (Schedule TO (Rule
         14D-100) filed by T Acquisition Corp., Elyo and Suez Lyonnaise des Eaux dated February 28, 2000)

10.39**  Form of Confidentiality, Non-Compete and Severance Agreement, dated
         July 28, 1998 between Trigen and Martin S. Stone (Form 10-Q Quarterly
         Report for the Quarterly period ended June 30, 1999)

11*      Computation of Earnings Per Share.

12.1*    Computation of Ratio of Earnings to Fixed Charges.

21*      Subsidiaries of Trigen Energy Corporation.

23.1*    Consent of Arthur Andersen LLP.

23.2*    Consent of KPMG LLP.

23.3*    Consent of Deloitte & Touche LLP.

27*      Financial Data Schedule (for electronic filing only)

99* Grays Ferry Cogeneration Partnership financial statements for the years ended December 31, 1999 and 1998.


*   Filed herewith.

** Incorporated by reference to the corresponding exhibit to the indicated prior filing.